Form 10-Q
period 2019-10-31
Hemp Technology, Inc.
filed 2020-01-03
CIK 1797956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-56135

HEMP TECHNOLOGY INC.

(Exact Name of Registrant as Specified in Its Charter)

Wyoming	98-0490694
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3000, 421 - 7th Avenue SW, Calgary, Alberta	T2P 4K9
(Address of Principal Executive Offices)	(Zip Code)

(403) 870-8032

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.00001 par value	CPOW	OTC-Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 14, 2019,22,196,289,678 of the registrant’s $0.00001 par value common shares were outstanding.

HEMP TECHNOLOGY INC.

FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2019

i

PART I - FINANCIAL INFORMATION

Hemp Technology Inc.

Condensed Consolidated Balance Sheets as at

Presented in U.S. Dollars

	October 31, 2019	April 30, 2019
	(unaudited)
Assets
Current Assets
Cash	$27,452	$85,981
Total Current Assets	27,452	85,981
Deposit	102,000	-
Total Assets	$129,452	$85,981
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities (note 4)	$52,208	$-
Due to related party (note 4)	46,518	17,442
Total Current Liabilities	98,726	17,442
Total Liabilities	98,726	17,442
Stockholders’ Equity
Common stock, $0.00001 par value, 50,000,000,000 shares authorized;	221,963	185,466
Additional paid in capital	7,096,981	6,768,512
Shares to be issued	-	191,551
Accumulated deficit	(7,288,218)	(7,076,990)
Total Stockholders’ Equity	30,726	68,539
Total Liabilities and Stockholders’ Equity	$129,452	$85,981

The accompanying notes and the annual financial statements and notes are an integral part of these condensed consolidated financial statements.

Hemp Technology Inc.

Condensed Consolidated Statement of Operations

Presented in U.S. Dollars

	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018	Six Months Ended October 31, 2019	Six Months Ended October 31, 2018

General and administrative expense	$106,174	$2,468	$211,228	$2,468
Net loss from operations	(106,174)	(2,468)	(211,228)	(2,468)
Net loss	(106,174)	(2,468)	(211,228)	(2,468)

Loss per common share – Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	22,196,289,678	18,546,628,778	22,196,289,678	18,546,628,778

The accompanying notes and the annual financial statements and notes are an integral part of these condensed consolidated financial statements.

Hemp Technology Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Presented in U.S. Dollars

	Common Stock		Shares	Additional		Total
	Number of Shares	Par value	to be Issued	paid in capital	Accumulated Deficit	Stockholders Equity
Balance, April 30, 2019	18,546,628,778	185,466	191,551	6,768,512	7,076,990	68,539
Shares to be issued - services			45,000			45,000
Sales of shares	264,150,900	2,642		23,774		26,415
Shares issued for Pettanicals deposit	1,020,000,000	10,200		91,800		102,000
Settle shares to be issued	2,365,510,000	23,655	(236,551)	212,986		-
Net loss					211,228	(211,228)
Balance, October 31, 2019	22,196,289,678	221,963	-	7,096,981	7,288,218	30,726

Hemp Technology Inc.

Condensed Consolidated Statements of Cash Flows

Presented in U.S. Dollars

	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018	Six Months Ended October 31, 2019	Six Months Ended October 31, 2018
Operating activities
Net Loss	$(106,174)	$(2,468)	$(211,228)	$(2,468)
Shares to be issued - services rendered	-	-	45,000	-
Accounts payable and accrued liabilities	16,408	-	52,208	-
Accounts payable, related party	36,803	2,468	29,076	2,468
Net cash (used in) operating activities	(52,963)	-	(84,944)	-
Financing activities
Shares issued for cash	26,415	-	26,415	-
Net changes in cash	(26,548)	-	(58,529)	-
Cash at beginning of the period	54,000	-	85,981	-
Cash at the end of the period	27,452	-	27,452	-
SUPPLEMENTAL INFORMATION
Cash paid in interest	-	-		-
Cash paid for income taxes	-	-		-

The accompanying notes and the annual financial statements and notes are an integral part of these condensed consolidated financial statements.

Hemp Technology Inc.

Notes to the Condensed Consolidated Financial Statements

Presented in U.S. Dollars

Note 1 - Company overview

Hemp Technology Inc. of Wyoming and its subsidiaries, Hemp Technology Inc. of Kentucky, Hemp Biotech Inc. of Kentucky, and Sol Terra SAS of Colombia (collectively the “Company”) is publicly listed on the OTC under the symbol “CPOW.” The Company’s registered office is located in Cheyenne, Wyoming and its principal executive office is located in Calgary, Alberta. The Company is a start-up in the production and distribution of innovative hemp-based, cannabidiol (CBD) products. The Company’s planned primary products will be created from high quality strains of hemp. Hemp extracts are produced from industrial hemp, which is defined as Cannabis with less than 0.3% tetrahydrocannabinol (THC). THC causes psychoactive effects when consumed and is typically associated with marijuana (i.e. cannabis with high-THC content). The Company does not produce or sell medicinal or recreational marijuana or products derived from high-THC Cannabis/marijuana plants.

Note 2 - Going concern

These condensed consolidated financial statements are prepared on a going concern basis. The Company has incurred continuing losses from its operations and as of October 31, 2019, the Company had an accumulated deficit of $7,288,218 resulting primarily from its previous biofuels business. The Company had a loss of $117,737 during its most recent year ended April 30, 2019 and a loss of $211,229 in the six months ended October 31, 2019. The Company does not currently have the financial resources to execute its business plan for the current year and to achieve sufficient revenues to cover expenses. If the Company does not raise capital it will become unable to meet its obligations in the normal course of business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Basis of preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10 for the fiscal year ended April 30, 2019.

Basis of consolidation – The consolidated financial statements include the accounts of Hemp Technology Inc. and its subsidiaries, as of October 31, 2019 and 2018. The Company has three wholly-owned subsidiaries: Hemp Technology Inc. of Kentucky, Hemp Biotech Inc. of Kentucky, and Sol Terra SAS of Colombia. Inter-company balances and transactions are eliminated in preparing the consolidated financial statements. The accounting policies of the subsidiaries are consistent with Hemp Technology Inc.

Use of estimates - The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses. We believe that the accounting estimates employed are appropriate and that the resulting balances are reasonable; however, due to the inherent uncertainty in making estimates, actual results could differ from the original estimates, resulting in changes to these balances in future periods.

Net Loss per share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the three and six month periods ended October 31, 2019 and 2018, any equivalents would have been anti-dilutive as we had a loss for the period then ended.

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent is the U.S. dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive loss in the condensed consolidated balance sheets.

Fair Values of Financial Instruments

The carrying amounts of cash, accounts payable, and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash, but mitigates this risk by keeping these deposits at major financial institutions.

ASC 820 “Fair Value Measurements and Disclosures” provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

Income taxes

The Company utilizes the liability approach for accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. The Company has identified its federal tax return and its state tax return in Kentucky as its “major” tax jurisdictions, and all prior year returns remain subject to examination. The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. As December 31, 2017, the Company had made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company has finalized the accounting for the effects of the Tax Act during 2019. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined.

Stock based compensation

The Company follows ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock- based awards under ASC 718. The fair value is charged to earnings depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in line with the period over which it was earned. For employees and management, this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 4 - Due to related parties and management compensation

As at October 31, 2019, the Company had $46,518 non-interest bearing, unsecured, receivables with no specified terms of repayment, due to an entity controlled by two Officers of the Company.

During the six months ended October 31, 2019 we paid and accrued $41,053 for contract CFO fees.

Note 5 - Common stock and Shares to be issued

The Company’s authorized share capital consists of 50 billion of shares of common stock and 10 billion of preferred stock. There are no preferred shares issued, and 22,196,289,678 common shares issued at October 31, 2019.

During the six months ended October 31, 2019:

●	the Company issued 450,000,000 shares of common stock to key consultants to secure their services in developing the business plan.
●	the Company issued 264,150,900 shares of common stock to a key consultant for $26,415 cash.
●	the Company issued 2,365,510,000 shares of common stock to settle shares to be issued obligations
●	the Company issued 1,020,000,000 shares of common stock held in escrow as a deposit to Pettanicals Pet Treats Inc. These shares will be released from escrow upon closing, refer to Note 7.

Note 6 - Commitments

The Company had committed to office rental agreements with payments of $2,400 CAD per month expiring December 31, 2019 and $1,200 CAD per month from January 2020 until June 30, 2020.

Note 7 - Pettanicals Deposit

In September 2019 the Company entered into an agreement to buy Pettanicals Pet Treats Inc. Pettanicals is a Canadian-based company in the nutritional pet supplement business. We plan to use Pettanicals to introduce CBD infused high performance nutritional pet health supplements to international markets. The agreement calls for the Company to issue $102,000 of restricted common shares as a deposit, and to pay cash of $153,000 upon closing. The Company issued 1,020,000,000 shares on September 12, 2019 as the deposit under this agreement. The closing date for this acquisition has not been set. Pettanicals is owned by a key member of management and his spouse.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this registration statement, the terms “we”, “us” and “our” mean Hemp Technology Inc. and its subsidiaries, Hemp Technology Inc., Hemp Biotech Inc., and Sol Terra, unless otherwise specified. In this registration statement, the terms “dollar”, “US$” or “$” refer to United States dollars and the term CDN$ refers to Canadian dollars.

Forward-Looking Statements

This registration statement contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors”, uncertainties and other factors, which may cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate History

Our company was originally incorporated in October 2005 in Nevada under the name “Loma Verde Inc.” Our company was initially formed for the purpose of acquiring and developing mineral properties and was therefore considered to be in the pre-exploration stage. Mineral claims with unknown reserves were acquired, but we did not establish the existence of commercially mineable ore deposits and we decided to abandon our mineral claims and to pursue other business opportunities, one of which was the alternative energy business.

In March 2007, we engaged in a merger with our wholly owned subsidiary, “Clean Power Concepts Inc.”, for the purpose of changing our name.

In April 2010, we changed our business focus to the operation of the business conducted by our subsidiary “General Bio Energy Inc.”, which was focused on the environmentally friendly green energy industry. General Bio Energy Inc. was incorporated in the Province of Saskatchewan in February 2006 under the name “Canadian Green Fuels Inc.” and changed its name to “General Bio Energy Inc.” in September 2008. General Bio Energy Inc. commenced its pre-production stage in May 2006 and began selling products in July 2008. From 2008 to 2011, we were engaged in the development of a bioenergy business focused on agricultural processing and the environmentally friendly green energy industry. We produced a range of products manufactured by crushing oilseeds and refining the by-products. Our subsidiary, General Bio Energy Inc., operated a fully integrated commercial oilseed crushing, bio-diesel refinery, which used its proprietary processes to produce two main co-products, oil and meal, each of which were further processed and then sold. The oil products produced from this process could be divided into three subcategories: (i) vegetable oil for human and animal consumption; (ii) biofuel and biofuel additives; and (iii) environmental lubricants and conditioners, penetrating sprays, dust suppressants, cutting oils and other “ECO-lubricants”. We also added a new group of oil products to our product mix: natural consumer health products. The meal and protein related products were used for agricultural and aquaculture feedstock. We considered our facility to be a “green” manufacturing facility because it had minimal effluents, using methods which are emissions friendly. Our production facility and head office was located in Regina, Saskatchewan.

From 2012 to 2018, we focused on clearing our debts from prior biofuels operations by issuing shares in exchange for the settlement of these liabilities, and on seeking a different venture for our shareholders. In 2013, our company changed its corporate jurisdiction to the State of Wyoming.

Our Current Business

On January 18, 2019, we changed our name to “Hemp Technology Inc.” and announced a new business plan in the emerging hemp-derived cannabidiol (“CBD”) business. We hired new management to carry out these plans and raised $0.3 million seed capital between March and September 2019 to commence the process.

We incorporated subsidiaries in Kentucky and acquired two licenses to process hemp into CBD. The subsidiaries are Hemp Technology Inc., incorporated under the laws of Kentucky, and Hemp Biotech Inc., also incorporated under the laws of Kentucky. We have selected a site and designed and specified equipment for the processing facility. We are presently in the advanced stage of sourcing hemp crops to feed this production line, and buyers for the CBD products it will produce.

We have also incorporated a subsidiary in Colombia, for the purpose of acquiring Colombian licenses for hemp agriculture and CBD processing. The subsidiary is Sol Terra SAS, incorporated under the laws of Colombia. Our personnel are in the process of selecting a site for cultivation, extraction and refining.

In September 2019 we entered into an agreement to acquire Pettanicals Pet Treats Inc., a Canadian-based company in the nutritional pet supplement business, which is owned by Chad Costa, our President, and his spouse. As a deposit pursuant to this agreement, we have issued 1,020,000,000 shares of our common stock at $0.0001 per share on September 12, 2019 and agreed to pay an additional $153,000 in cash upon closing. The closing date for this acquisition has not been set. We plan to use Pettanicals Pet Treats Inc. to introduce CBD infused high performance nutritional pet health supplements to international markets.

Results of Operations

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-
Operating Expenses	106,174	2,468	211,228	2,468
Net loss	(106,174)	(2,468)	(211,228)	(2,468)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Revenue

We had no revenues during the periods reported.

Operating Expenses

We incurred operating expenses of $211,228 during the six months ended October 31, 2019. These expenses were primarily the result of engaging key staff to develop our CBD business plan and fulfilling public company reporting obligations.

During the comparable periods in 2018, we were significantly less active.

Net Loss from Operations

We incurred a $211,228 net loss from operations during the six-month period ended October 31, 2019 and a net loss of $2,468 in the comparable period in 2018.

We had a $106,174 net loss from operations during the three-month period ended October 31, 2019 and a net loss of $2,468 in the comparable period in 2018.

Liquidity and Capital Resources

	For the Three Months Ended October 31, (thousands)		For the Six Months Ended October 31, (thousands)
	2019	2018	2019	2018
Cash flow from operating activities	$(52,963)	$-	$(84,944)	$-
Cash flow from financing activities	26,415	-	26,415	-
Net cash flow	(26,548)	-	(58,529)	-

Net cash used in operating activities

For the six-month period ended October 31, 2019 the Company incurred a $211,228 net loss, less $45,000 in non-cash stock based compensation, and $81,284 of increased current liabilities yielding a cash flow consumed in operating activities of $84,944. The net loss was primarily the result of engaging key staff to develop our CBD business plan and fulfilling public company reporting obligations. During the comparable period in 2018, the Company had minimal activity.

For the three-month period ended October 31, 2019 the Company incurred a $106,174 net loss net of $53,211 of increased current liabilities yielding a cash flow consumed in operating activities of $52,964. The net loss was primarily the result of engaging key staff to develop our CBD business plan and fulfilling public company reporting obligations. During the comparable period in 2018, the Company had minimal activity.

Net cash provided by financing activities

During the three and six month periods ended October 31, 2019 we issued $26,415 of common shares in a private placement. During the comparable periods in 2018 the Company had no financing activities.

Working capital

	As at October 31, 2019	As at April 30, 2019
Current Assets	$27,452	$85,981
Current Liabilities	98,726	17,442
Working Capital (Deficit)	(71,274)	68,539

The Company’s current assets are substantially made up of cash balances held in USD denominated accounts. Cash balances decreased since April 30, 2019 due to expenditures to advance the hemp-CBD business plan, which was partially offset by funds raised by issuing shares during the six-month period.

The Company’s current liabilities are made up of accounts payable, accrued liabilities, and accounts payable to related parties.

Going concern

The Company has incurred continuing losses from its operations and as of October 31, 2019, the Company had an accumulated deficit of $7,288,218 resulting primarily from its previous biofuels business. The Company had a loss of $117,737 during its most recent year ended April 30, 2019 and a loss of $211,229 in the six months ended October 31, 2019. The Company does not currently have the financial resources to execute its business plan for the current year and to achieve sufficient revenues to cover expenses. If the Company does not raise capital it will become unable to meet its obligations in the normal course of business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We have office rent agreements requiring monthly payments of CDN$2,400 until December 31, 2019 and CDN$1,200 from January 31, 2020 until June 30, 2020. We have no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

The Company incurred $41,053 for contract CFO services during the six month period ended October 31, 2019.

At October 31, 2019, the Company had a $46,518 non-interest bearing, unsecured, payables with no specified terms of repayment, due to an entity controlled by two Officers of the Company.

Off Balance Sheet Arrangements

As of October 31, 2019, the company had no off balance sheet arrangements. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, include, but are not limited to, the following: fair value of transactions involving shares of common stock, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments on mineral properties, deferred contingent consideration, the reclamation liability, valuation of stock-based compensation, valuation of available-for-sale securities and valuation of long-term debt, HST and asset retirement obligations. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NA

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2019, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2019, due to the lack of segregation of duties.

Remediation of Material Weakness

Management has developed a plan to put the proper staff in place, which will not be implemented until the Company is funded and begins operations.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of October 31, 2019, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

For information on risk factors, please refer to “Risk Factors” in the Company’s Form 10 Registration Statement, Section 1A, for the year ended April 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period the company issued common stock as follows:

In September 2019, we issued 264,150,900 shares of our common stock at $0.0001 per share in a private placement to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

In September 2019, we issued 1,020,000,000 shares of our common stock at $0.0001 per share as a deposit for the agreement to acquire Pettanicals Pet Treats Inc. Chad Costa, our President, and his spouse are the owners of Pettanicals Pet Treats Inc. and they are non-US persons (as that term is defined in Regulation S of the Securities Act of 1933). We issued these shares in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

In May 2019, we issued 450,000,000 shares of our common stock at $0.0001 per share in consideration for the services of two key consultants. The two key consultants are non-US persons (as that term is defined in Regulation S of the Securities Act of 1933). We issued these shares in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

Item 6. Exhibits

Exhibit No.	Description
3.1 *	Certificate of Incorporation, as amended

3.2 *	By-laws. as currently in effect

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on January 2, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMP TECHNOLOGY INC.

Date: January 3, 2020	By:	/s/ Michael D. Shenher
Michael D. Shenher
Chief Executive Officer (Principal executive officer)

Date: January 3, 2020	By:	/s/ Michael R. Smillie
Michael R. Smillie
Chief Financial Officer (Principal financial and accounting officer)

