Form 10-K
period 2020-04-30
Hemp Technology, Inc.
filed 2020-08-11
CIK 1797956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-56135

Hemp Technology, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	94-0490694
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2901 Gardena Avenue, Signal Hill, CA	90755
(Address of principal executive offices)	(Zip Code)

(437) 230-7399

(Registrant’s telephone number, including area code)

Securities to be registered under Section 12(g) of the Act:      [X]

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Par Value $0.00001	HPTY	OTC Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filed,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates amounted to $1,093,212 on October 31, 2019.

There were 44,029,197,258 shares of Common Stock outstanding as of August 10, 2020.

FORM 10 TABLE OF CONTENTS

Item 1. Business.

Additional information required by this item is incorporated herein by reference to Management’s Discussion and Analysis (MD&A); and Notes 1 and 2 to our Consolidated Financial Statements. Unless the context indicates otherwise, the terms the “Company,” “Hemp Technology,” “we,” “our” or “us” as used herein refer to Hemp Technology, Inc. (the Registrant) and its subsidiaries.

Hemp Technology Inc. is a vertically integrated, publicly traded holding company. The Company operates and intends to further obtain a diversified portfolio of subsidiary companies. Focusing on a variety of assets, products, and ancillary offerings in the hemp and related industries, the Company’s fluid business model is positioned to capitalize on, and adapt to, changing market conditions. Management of the Company continues to seek opportunities and strategic acquisitions that support its business model and maintain alignment with the dynamic industry environment. The Company currently holds two hemp processing licenses in the state of Kentucky. The Company currently has operations in the U.S. and Canada.

Throughout this Form 10-K, we incorporate by reference information from other documents filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the SEC. The SEC maintains an internet site that contains these reports at: www.sec.gov.

Copies of these reports are also available, without charge, by contacting Hemp Technology, Inc., 2901 Gardena Avenue Signal Hill, CA 90755.

Corporate History

Our company was originally incorporated on October 17, 2005 in Nevada under the name “Loma Verde Inc.” Our company was initially formed for the purpose of acquiring and developing mineral properties and was therefore considered to be in the pre-exploration stage. Mineral claims with unknown reserves were acquired, but we did not establish the existence of commercially mineable ore deposits and we decided to abandon our mineral claims and to pursue other business opportunities, one of which was the alternative energy business.

On March 23, 2007, we engaged in a merger with our wholly owned subsidiary, “Clean Power Concepts, Inc.,” for the purpose of changing our name. On April 2, 2007, we amended our Articles and we changed our corporate name from Loma Verde, Inc. to Clear Power Concepts, Inc. On July 23, 2013, our company redomiciled and changed its corporate jurisdiction from the State of Nevada to the State of Wyoming. On July 23, 2013, we filed Articles of Domestication with the State of Wyoming. On April 15, 2015, we amended our Articles to change our corporate name to “General Bio Health, Inc.” On May 18, 2016, we amended our Articles to change our corporate name back to “Clean Power Concepts, Inc.” On January 18, 2019, we amended our Articles to change our corporate name to “Hemp Technology, Inc.”

On April 29, 2010, through a share exchange agreement, we acquired 94.8% of the issued and outstanding common shares of General Bio Energy Inc. (“GBE”), a Saskatchewan Corporation. Following this acquisition, GBE became our subsidiary. At that time, we changed our business focus to the operation of the business conducted by GBE, which was focused on the environmentally friendly green energy industry. General Bio Energy Inc. was incorporated in the Province of Saskatchewan in February 2006 under the name “Canadian Green Fuels Inc.” and changed its name to “General Bio Energy Inc.” in September 2008. General Bio Energy Inc. commenced its pre-production stage in May 2006 and began selling products in July 2008. From 2008 to 2011, we were engaged in the development of a bioenergy business focused on agricultural processing and the environmentally friendly green energy industry. We produced a range of products manufactured by crushing oilseeds and refining the by-products. Our subsidiary, GBE, operated a fully integrated commercial oilseed crushing, bio-diesel refinery, which used its proprietary processes to produce two main co-products, oil and meal, each of which were further processed and then sold. The oil products produced from this process could be divided into three subcategories: (i) vegetable oil for human and animal consumption; (ii) biofuel and biofuel additives; and (iii) environmental lubricants and conditioners, penetrating sprays, dust suppressants, cutting oils and other “ECO-lubricants”. We also added a new group of oil products to our product mix: natural consumer health products. The meal and protein related products were used for agricultural and aquaculture feedstock. We considered our facility to be a “green” manufacturing facility because it had minimal effluents, using methods which are emissions friendly. Our production facility and head office was located in Regina, Saskatchewan.

From 2012 to 2018, we focused on clearing our debts from prior biofuels operations by issuing shares in exchange for the settlement of these liabilities, and on seeking new business opportunities.

Narrative Description of Business

On January 18, 2019, we amended our Articles and changed our name from “Clean Power Concepts, Inc.” to “Hemp Technology Inc.” and we announced a new business plan in the emerging hemp-derived cannabidiol (“CBD”) business. We hired new management to carry out these plans and raised $0.3 million seed capital between March and September 2019 to commence the process.

On November 19, 2018, we incorporated subsidiaries in Kentucky and acquired two licenses to process hemp. The subsidiaries are: Hemp Technology Inc., incorporated under the laws of Kentucky, and Hemp Biotech Inc., also incorporated under the laws of Kentucky.

Principal Products or Services

The Company operates and intends to further obtain a diversified portfolio of subsidiary companies. Focusing on a variety of assets, products, and ancillary offerings in the hemp and related industries, the Company’s fluid business model is positioned to capitalize on, and adapt to, changing market conditions. Management of the Company continues to seek opportunities and strategic acquisitions that support its business model. Hemp Technology Inc., operates and intends to further augment their diversified portfolio of subsidiary companies. Focusing on a variety of assets, products, and ancillary offerings in the hemp and related industries, HPTY’s fluid business model is positioned to capitalize on, and quickly adapt to, changing market conditions. The Company is continually seeking opportunities and strategic acquisitions that support its business model and maintain alignment with the dynamic industry environment. The Company consists of subsidiaries which hold two hemp processing licenses in the state of Kentucky, Cannary Distribution in the Los Angeles metropolitan area, Verified Vapes, hardware manufacturer, and Pettanicals a high quality nutritional pet supplement performance products brand. The Company currently has operations in the U.S. and Canada.

Principal Markets

Our subsidiaries, operate businesses in natural health pet supplement, manufacture and distribution vaporizer hardware throughout north America.

Distribution Methods

Our products are distributed as follows: subsidiary 4033000 manufactures vaporizer hardware for sale directly to our subsidiary 4033002 DBA Cannary Distribution. Cannary Distribution sells to licensees throughout north America, via e-commerce, and direct sales methods. 4033001, is actively seeking distribution of our Pettanicals brand pet supplements.

Competitive Conditions

All of our subsidiaries are actively engaged in business development activities to improve and obtain or increase market share in highly competitive environments.

Principal Suppliers

Each of the subsidiaries is actively engaged in cultivating relationships and seeking alternative principal suppliers for the products it distributes.

Licenses

On January 24, 2019, both of our Kentucky subsidiaries, Hemp Biotech, Inc. and Hemp Technology, Inc, entered into Processor/Handler Licensing Agreements with the Kentucky Department of Agriculture, Industrial Hemp Research Pilot Program. These licenses will allow us to process, store, and handle hemp and hemp products below 0.3% THC, limited to hemp research. Under the terms of the licenses we are required to comply with Kentucky statutes, we are restricted where we can process, store and handle product. We consented to inspections, and agreed to submit reports required by the Kentucky Department of Agriculture. We are still required to obtain a Grower Licensing Agreement before we can process, store and handle product on a commercial basis. The licenses expire on March 21, 2021.

Governmental Regulations

United States

In December 2018, the U.S. 2018 Farm Bill was passed; the bill officially removes hemp and all of its derivatives from the Controlled Substances Act. The U.S. 2018 Farm Bill, however, explicitly preserved the authority of the Food and Drug Administration (the “FDA”) to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug, and Cosmetic Act, and section 351 of the Public Health Service Act. The FDA treats products containing cannabis or cannabis-derived compounds as it does any other FDA-regulated products — meaning they are subject to the same authorities and requirements as FDA-regulated products containing any other substance. This is true regardless of whether the cannabis or cannabis-derived compounds are classified as hemp under the 2018 Farm Bill. Even with the 2018 Farm Bill, state or local governments can impose stricter limitations

Environmental Laws

We would operate in compliance with all state and federal environmental regulations throughout our facilities and operations in all jurisdictions in which we operate. These regulations require the maintenance of water and air quality standards as well as land reclamation. They establish limitations on storage, transportation and disposal of hazardous and solid waste. Environmental laws and regulations are evolving in a manner which will mandate stronger enforcement and standards, higher fines and penalties with non-compliance of proposed projects and a higher degree of responsibility for companies and their executive and employees. These stronger regulations may adversely affect our operations going forward.

If we fail to comply with local and federal environmental laws and regulations this may result in enforcement actions which would include orders issued by the regulatory authorities causing our operations to cease or be restricted, which may include us to take added measures that would require added capital expenditures, installation of new equipment, or other corrective actions. We also may be required pay for any losses or damage due to our operations and we may have civil or criminal fines or penalties imposed for violations of any laws or regulations.

Recent Events

Pettanicals

On or about June 18, 2020, 4033001, a newly formed Wyoming Corporation, and a subsidiary of the Registrant entered into a Bulk Asset Sale Purchase Agreement with Pettanicals. Pettanicals Pet Treats, Inc., was a private Canadian company, which has been dissolved in accordance with section 314(1) of the British Columbia Business Corporations Act owned by Vanessa Miskuski and Chad Costa.

Under the terms of the Bulk Asset Sales Purchase Agreement Vanessa and Chad Costa agreed to sell to 4033001, the following bulk assets, valued at $100,000, in exchanged for 1,000,000,000 unregistered restricted common shares of the Registrant:

1. Intellectual Property pertaining to the scientific product formulas for:

a. Dog

b. Cat

c. Horse

d. Hip and joint products

2. Trademarks/Service Marks (Canadian Registration Number: TMA1073077)

3. Web domain and profile names

4. Product design and packaging

5. Marketing material

6. Promotion presentations banners posters and flyers;

7. Former on-line customer lists.

Pettanicals’ proprietary formulas offer a full spectrum of healthy ingredients, and do not contain any preservatives, artificial flavors or fillers. Pettanicals are manufactured in GMP certified facilities and undergo testing protocols.

Management believes that by purchasing these assets, it may be able to revive the pet vitamin business, which is now defunct. There are no assurance or guarantees that management will be successful or able to revive this former business.

Cannary Packaging Inc.

On or about July 8, 2020, 4033002, a newly formed Wyoming Corporation, and a subsidiary of the Registrant entered into a Asset/Share Exchange Agreement with Cannary Packaging, Inc. a private British Columbia, Canadian company. Cannary Packaging Inc. is a non-flower touching North American distributor of vaporizer hardware.

Under the terms of the Asset/Share Exchange Agreement, Cannary agreed to exchange its non-operating assets to 4033002. The non-operating assets were valued at approximately $2,200,000 and were exchanged for 21,852,907,580 of the Registrant’s unregistered restricted common shares of newly-issued common stock to existing shareholders of Cannary based on the pro-rata ownership in Cannary.

The purpose of acquiring these Non-Operating Assets is twofold: 1) 4033002 becomes the operating asset acquisition subsidiary for the Registrant; and 2) the acquisition of these Non-Operating Assets helps qualify Registrant for a NASDAQ listing. 4033002 plans to operate under the d/b/a of Cannary Distribution thoughout North America.

Employees

We have three executive officers, Michael Shenher, our Chairman, Chief Executive Officer and director, Chad Costa, our President, and Walter Schredl, our Chief Financial Officer, and no other employees. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We also plan to employ consultants on an as-needed-basis to provide specific expertise in areas of product design and development and other business functions including marketing and accounting. We plan to utilize expert consultants or expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus.

Item 1A. Risk Factors.

We discuss our expectations regarding future performance, events and outcomes, such as our business outlook and objectives in this Form 10-K, quarterly and annual reports, press releases and other written and oral communications. All statements, except for historical and present factual information, are “forward-looking statements” and are based on financial data and business plans available only as of the time the statements are made, which may become outdated or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain, and investors must recognize that events could significantly differ from our expectations.

The following discussion of “risk factors” identifies significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with the MD&A and the Consolidated Financial Statements and related Notes incorporated in this report. The following discussion of risks is not all inclusive, but is designed to highlight what we believe are important factors to consider when evaluating our expectations. These and other factors could cause our future results to differ from those in the forward-looking statements and from historical trends.

Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with this Form 10 Registration for the year ended April 30, 2020, and subsequent interim statement have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended April 30, 2020. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results in greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

We may not be able to attain profitability without additional funding, which may be unavailable to us.

We have prepared audited consolidated financial statements for the fiscal year ended April 30, 2020. For the fiscal year ended April 30, 2020, we experienced a net loss from operations of $353,875. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we run out of cash reserves, we would be forced to cease operations.

No assurance can be given that the Company will obtain access to capital in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

Risks Related to Our Company

We are a start-up with three subsidiaries in diversified markets and industries.

We have put significant work into organizing the business and preparing it to succeed; however, we require substantial funds to complete our plans. We currently have no revenues and expect increases in costs and expenses as we invest in expanding our production and operations. Even if we are successful in achieving revenues from sales of our products, we may be unable to achieve positive cash flow or profitability for a number of reasons, including but not limited to, an inability to control production costs, increases in our selling expenses and general and administrative expenses, and a reduction in our product sales price due to competitive or other factors. An inability to generate positive cash flow and profitability until we reach a sufficient level of sales with positive gross margins that cover operating expenses, or an inability to raise additional capital on reasonable terms, will adversely affect our viability as an operating business.

The U.S. 2018 Farm Bill recently passed, and undeveloped shared state-federal regulations over hemp cultivation and production, may impact our business.

The Farm Bill was signed into law on December 20, 2018. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will need to construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. The details and scopes of each state’s plans are not known at this time and may contain varying regulations that may impact our business. Even if a state creates a plan in conjunction with its governor and chief law enforcement officer, the Secretary of the USDA must approve it. There can be no guarantee that any state plan will be approved. Review times may be extensive. There may be amendments and the ultimate plans, if approved by the states and the USDA, may materially limit our business depending upon the scope of the regulations.

Even though, relative to our hemp business activities, we do not cultivate, process, market or distribute cannabis or any products that contain cannabis, some of potential customers for our planned hemp products may in the future engage in such activities. Cannabis, as not strictly defined in the 2018 Farm Bill, is a Schedule-I controlled substance and is illegal under federal law. Even in those states where the use of cannabis, as not strictly defined in the 2018 Farm Bill, has been legalized, its use remains a violation of federal law. A Schedule I controlled substance is defined as a substance that has currently no accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

Laws and regulations affecting our industry governing operations under the Farm Bill are in development.

As a result of the Farm Bill’s recent passage, there will be a constant evolution of laws and regulations affecting the hemp industry that could detrimentally affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

The approach to the enforcement of cannabis laws may be subject to change, which creates uncertainty for our business.

As a result of the conflicting views between state legislatures and the federal government regarding cannabis, as not strictly defined in the 2018 Farm Bill, investments in, and the operations of, cannabis businesses in the U.S. are subject to inconsistent laws and regulations. Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our operations. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with on-going compliance or require us to alter our potential business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

The possible FDA Regulation of hemp and industrial hemp-derived CBD, and the possible registration of facilities where hemp is grown and hemp-derived products are produced, if implemented, could negatively affect the cannabis industry generally, which could directly affect our financial condition.

The 2018 Farm Bill established that hemp containing less the 0.3% THC was no longer a Schedule 1 drug under the CSA. Previously, the U.S. Food and Drug Administration (“FDA”) did not approve hemp or CBD derived from hemp as a safe and effective drug for any indication. The FDA considered hemp and hemp-derived CBD as illegal Schedule 1 drugs. Further, the FDA has concluded that products containing hemp or CBD derived from hemp are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug and Cosmetic Act, respectively. However, as a result of the passage of the Farm Bill, at some indeterminate future time, the FDA may choose to change its position concerning products containing hemp, or CBD derived from hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the growth, cultivation, harvesting and processing of hemp; regulations covering the physical facilities where hemp is grown; and possible testing to determine efficacy and safety of hemp derived CBD. In this hypothetical event, the proposed products, which we plan to introduce will likely contain CBD and may be subject to regulation. In the hypothetical event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry in general, and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the conditions and possible costs of possible regulations and/or registration, as may be prescribed by the FDA, we may be unable to continue to operate segments of our business.

Laws and regulations affecting our industry to be developed under the Farm Bill are in development.

As a result of the 2018 Farm Bill’s recent passage, there will be a constant evolution of laws and regulations affecting the hemp industry that could detrimentally affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

The possible FDA Regulation of hemp and industrial hemp-derived CBD, and the possible registration of facilities where hemp is grown and hemp-derived CBD products are produced, if implemented, could negatively affect the cannabis industry generally, which could directly affect our financial condition.

The Farm Bill established that hemp containing less the 0.3% THC was no longer a Schedule 1 drug under the CSA. Previously, the U.S. Food and Drug Administration (“FDA”) did not approve hemp or CBD derived from hemp as a safe and effective drug for any indication. The FDA considered hemp and hemp-derived CBD as illegal Schedule 1 drugs. Further, the FDA has concluded that products containing hemp or CBD derived from hemp are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. However, as a result of the passage of the Farm Bill, at some indeterminate future time, the FDA may choose to change its position concerning products containing hemp, or CBD derived from hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the growth, cultivation, harvesting and processing of hemp; regulations covering the physical facilities where hemp is grown; and possible testing to determine efficacy and safety of hemp-derived CBD.

Effect of existing or probable governmental regulations relating to hemp-derived CBD products.

A majority of state governments in the United States have legalized the growing, production, and use of CBD. However, cannabis remains illegal under federal law. In addition, in July 2017, the United States Drug Enforcement Agency issued a statement that certain CBD extractions fall within the definition of marijuana and are therefore a Schedule I controlled substance under the Controlled Substances Act of 1970, as amended. Thus, the cannabis industry, including companies which sell products containing CBD, faces very uncertain regulation by the federal government. While the federal government has for several years chosen to not intervene in the cannabis business conducted legally within the states that have legislated such activities, there is nonetheless the potential that the federal government may at any time choose to begin enforcing its laws against the manufacturing, possession, or use of cannabis-based products such as CBD. Similarly, there is the possibility that the federal government may enact legislation or rules that authorize the manufacturing, possession or use of those products under specific guidelines. local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations. Furthermore, it is possible that the federal government that will be directly applicable to our business as a result of our sale of products containing hemp-derived CBD. In the event the federal government was to tighten its regulation of the industry, the Company would likely suffer material adverse effect on its business, including substantial losses.

We are subject to numerous potential regulatory matters. If the DEA were to take actions against CBD products with less than 0.3% THC as Schedule 1 controlled substances, it could cause Hemp Technology Inc. to cease operations.

The Drug Enforcement Administration (“DEA”) which enforces the controlled substances laws of the United States has issued various rules and announcements concerning various items considered to be marijuana extracts which may encompass Cannabinoids. While Hemp Technology Inc. only sells hemp-derived CBD products with less than 0.3% THC content, the DEA created a separate Administration Controlled Substances Code number for cannabis extract earlier this year, defined to cover an extract containing one or more cannabinoids, and stated that such extracts will continue to be treated as Schedule I controlled substances. If the DEA were to take actions against CBD products as Schedule 1 controlled substances or restrict the marketing or distribution of any hemp-derived CBD product, it would likely result in Hemp Technology Inc. ceasing operations.

Any potential growth in the cannabinoid or cannabis-related industries continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabinoid and cannabis-related industries is dependent upon continued legislative legalization of cannabis and related products at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its sale and distribution, or the re-criminalization or restriction of cannabis at the state level could negatively impact our business because of the perception that it is related to cannabis. Additionally, changes in applicable state and local laws or regulations could restrict the products and services we offer or impose additional compliance costs on us or our customers. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will have a material adverse effect on our business.

FDA regulation could negatively affect the hemp industry, which would directly affect our financial condition.

The U.S. Food and Drug Administration (“FDA”) may seek expanded regulation of hemp under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including the enforcement of good manufacturing practices, or cGMPs, related to the growth, cultivation, harvesting and processing of hemp. Management believe that there is a strong possibility that the FDA would require that facilities where hemp is grown to register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations come into effect, we do not know what the impact that this would have on the hemp industry, including what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations that might be imposed by the FDA, we may be unable to continue to operate our business in its current or planned form or at all.

We may be subject to product liability claims or regulatory action if our products are alleged to have caused significant loss or injury.

We may be subject to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury or failed to include adequate instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances Our products may also be subject to product recalls, including voluntary recalls or withdrawals, if they are alleged to pose a risk of injury or illness, or if they are alleged to have been mislabelled, misbranded or adulterated or to otherwise be in violation of governmental regulations. A product liability claim or regulatory action against us could result in increased costs and could adversely affect our reputation and goodwill with our patients and consumers generally. There can be no assurance that we will be able to maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in us becoming subject to significant liabilities that are uninsured and also could adversely affect our commercial arrangements with third parties.

The 2018 Farm Bill enacted a number of changes to the legal status of hemp and hemp-derived products, including removal from the statutory list of controlled substances. However, implementation of the 2018 Farm Bill is ongoing, and there is still significant uncertainty regarding the legal status of hemp and hemp-based products under U.S. law.

Our products may be subject to various state and federal laws regarding the production and sale of hemp-based products. The Agriculture Improvement Act of 2018 (the “2018 Farm Bill”) removed “hemp,” from the definition of “marihuana.” “Hemp” is defined as the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis. However, there is a risk that we could be subject to enforcement action, including prosecution, if any of our products are determined to not meet the definition of “hemp” and to constitute “marihuana” under the CSA based on THC levels or other violations, which would have a negative impact on our business and operations.

In addition, the 2018 Farm Bill contained provisions that require the USDA to, among other things, promulgate a new regulatory framework governing the growth and cultivation of hemp, where hemp grown in compliance with the framework would be permitted in interstate commerce throughout the United States. The USDA has not yet promulgated these new regulations, and it is not certain when the agency will do so. The lack of USDA regulations has created uncertainty regarding the extent to which states where hemp is still illegal under state law may take enforcement action against hemp and hemp products that may otherwise comply with federal law. This issue is the subject of currently active litigation, where courts in different states have come down on both sides, and we cannot predict the outcome of the active litigation or how the various federal, state and local authorities will regulate the interstate transportation of hemp and hemp products. Moreover, as the USDA and federal courts continue to address this issue, we face the risk that a state could seize or take other enforcement action against us or our partners. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations.

The market for hemp products for pets is a young market and may not achieve the growth potential we expect or may grow more slowly than expected.

Our success may depend in significant part on customer acceptance, our ability to change with customer tastes and to meet customer needs with new products. If customers do not accept our products, our sales and revenue will either fail to materialize or decline, resulting in a reduction in our operating income or possible increases in losses. Because these factors can change rapidly, customer demand also can shift quickly. The success of new product introductions depends on various factors, including product selection and quality, sales and marketing efforts and timely production. We may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new products to market. The inability to respond quickly to market changes could have an impact on our expected growth potential. Even if this market develops, we may not succeed in our plan to become a category leader.

Negative publicity from being in the hemp space could have a material adverse effect on our business, financial condition, and results of operations.

Hemp and cannabis are both varieties of the plant Cannabis sativa L., except that hemp, as defined by federal law for exemption from Schedule I of the CSA, has a delta-9 THC concentration of not more than 0.3% on a dry weight basis. The same plant with a higher THC content is considered cannabis, which is legal for medical and recreational use under certain state laws, but which is not legal under federal law. The similarities between these plants can cause confusion, and our activities with hemp may be incorrectly perceived as us being involved in federally illegal cannabis activities. Potential negative publicity resulting from an incorrect perception that we operate in the cannabis space could result in a loss of current or future business. It could also adversely affect the public’s perception of us or our common stock and lead to reluctance by new parties to do business with or invest in us. Any such negative press or impacts to business relationships could have a material adverse effect on our business, financial condition, and results of operations.

Our operations may not survive a complete hemp crop failure.

We plan to process hemp, which is an agricultural product. As such, our business would be subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases or similar agricultural risks. There can be no assurance that natural elements, such as insects and plant diseases, would not entirely interrupt our production activities or have an adverse effect on our business. In the event a total crop failure was to occur, we would not have sufficient inputs for our production processes and would not be able to create the products we plan to sell to customers.

We would be relying on certain key individuals and the loss of one of these key individuals could have an adverse effect on our company.

Our future success is highly dependent upon the efforts of our officers, management, and expert consultants, the loss of any of whose services could have a material adverse effect on the success and development of our business. A loss of service from any one of these individuals may adversely affect our operations, and we may have difficulty or may be unable to locate and hire a suitable replacement. We have not yet obtained any “key person” insurance on any of our executives or managers.

Our products may be subject to recalls for a variety of reasons, which could diminish their value and our ability to sell, or require us to expend significant management and capital resources.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, or interactions with other substances. Although we will have detailed quality control procedures in place for testing our hemp-derived products, there can be no assurance that any quality or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. If any of the products produced by us are not saleable due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. As a result, we may lose a significant amount of sales and may not be able to replace those sales at an acceptable gross profit or at all. In addition, this may require significant management attention or damage our reputation and goodwill or that of our products or brands.

We are subject to operating risks which may adversely affect our financial condition.

Our operations are subject to risks normally incidental to manufacturing operations which may result in work stoppages and/or damage to property. This may be caused by:

●	Breakdown of our equipment;

●	Breakdown of the processes that create our end products;

●	Labor disputes;

●	Imposition of new government regulations;

●	Sabotage by operational personnel;

●	Cost overruns; and

●	Fire, flood, or other Acts of God.

If any of the above were to occur, our business could be adversely affected.

We require substantial funds to operate effectively.

Several significant factors related to our operational cash requirements include, but are not limited to:

●	Costs of production, including manufacturing labor and operation and maintenance of production facilities;

●	Research and development expenses;

●	Availability and costs of financing; and

●	Regulatory compliance regulations and restraints.

We may need to raise additional funds in order to support further expansion, meet competitive pressures, or respond to unanticipated requirements. We may need to raise additional funds through the sale of equity or other securities, or the issuance of additional debt. Financing may not be available at terms that are acceptable to us, if at all.

Our ability to obtain the necessary financing for our business is subject to a number of factors, including general market conditions and investor acceptance of our business plan. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds we will have to significantly reduce our spending, delay or cancel our planned activities, or substantially change our current operations and plans in order to reduce our cost structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

Based on our burn rate, if we are unable to obtain additional funding our business will fail.

We have limited financial resources. As of April 30, 2020 (audited), we had cash of $970. Our administrative expense, which represented our net loss as of April 30, 2020 (audited) was $353,875. Our current burn rate is approximately $30,000 per month. Based on our current burn rate, we will run out of funds immediately without additional capital. If we fail to raise sufficient funds to keep our business operational, our business will fail. There is no assurance that we can raise funding or that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations.

The impact of any kind of epidemic, such as the coronavirus, may adversely affect us from securing outside funding.

Our business could be adversely affected by the outbreaks of epidemics, such as the Corona Virus Disease 2019, or COVID-19 or other epidemics. Past occurrences of epidemics have caused different degrees of damage to the national and local economies. A recurrence of an outbreak of any kind of epidemic could cause a slowdown in the levels of economic activity, which may adversely affect our ability to raise funding for the Company. We are unable to predict how the virus and combative measures may affect our operations. If we are unable to obtain a sufficient amount of funding required, either from our officers or outside funding, we shall be required to cease our operations and close our business which can result is a total loss of any investor’s investments in our company.

Competition may hamper our ability to acquire inputs and labor, which could have an adverse impact on our operations.

The agricultural commodity processing and bioenergy industry is complex, competitive, and has multiple companies competing for the limited inputs of hemp and alcohol. It is possible that demand for input stocks will not remain economically viable based on growing demand and future input prices.

We will compete with other agricultural processing companies for raw materials. In identifying and acquiring raw materials, we may compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire raw materials in the future. Accordingly, there can be no assurance that we will acquire sufficient raw materials in the future to support a commercially viable operation.

We may not be able to compete with other companies, some of whom have greater resources and experience.

We do not have the resources to compete with larger providers of these similar services at this time. With the limited, if not minimal, resources the Company has available, the Company may experience difficulties in building a customer base. Competition from existing and future competitors could result in the Company’s inability to secure any new customers. This competition from other entities with greater resources and reputations may result in the Company’s failure to maintain or expand its business as the Company may never be able to successfully execute its business plan. Further, we cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force the Company to cease operations.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage growth effectively could have a material adverse effect on our business and financial condition.

We plan to grow our business both internally and through acquisitions. Further growth and expansion of our business would place additional demands upon our current management and other resources and would require additional production capacity, working capital, information systems, management, operational and other financial resources. In order to expand our business, we will need to increase our sales volume and expand our sales territory. Our existing management resources and operational, financial, human and management information systems and controls may be inadequate to support existing or expanded operations. We currently have limited business operations and have little history of managing growth. Such expansion will require significant additional expenditures for manufacturing, raw materials inventory and marketing and we will not be able to effectuate any such expansion without additional capital. Our future growth will also depend on various factors, including, among others, our ability to attract and retain new employees, the development of new products, competition and governmental regulation of the agricultural processing and bioenergy industry.

Our prospects depend in part on the ability of our executive officers and senior management to operate effectively, both independently and as a group. To manage our growth, we may have to attract and retain additional highly qualified management, financial and technical personnel and continue to implement and improve operational, financial and management information systems. Not all of the foregoing factors are within our control. No assurance can be given that the business will grow in the future and that we will be able to effectively manage such growth. If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected. The success of our business will depend to a significant extent on management’s discretion and judgment, as well as the expertise and competence of outside contractors which can be very expensive.

If we are successful in identifying and closing acquisitions, we face additional risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, technologies, personnel and services or products of the acquired companies, difficulties of operating new businesses and retaining their customers, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company. We have no history or experience in successfully integrating acquired businesses and may be unable to successfully manage these risks. We may have difficulty retaining employees. In addition, any potential acquisition may involve certain other risks, including the assumption of additional liabilities and potentially dilutive issuance of convertible debt or equity securities.

Compliance with environmental regulations can be costly, and we may become subject to further environmental compliance requirements in connection with our operations, which could materially and adversely affect the results of operations and our financial condition.

We will be required to comply with national and local regulations regarding environmental protection for the operation of our planned operations. We plan to have all the environmental permits that are necessary under current laws and regulations to conduct our business. To the extent that any plant we may acquire in the future may have been in compliance with environmental protection laws and regulations at the time they were constructed, we cannot assure you that that we will not be required to make a retroactive application of current laws and regulations to such old plants after their acquisition by us. Compliance with environmental regulations can be very expensive, and non-compliance with these regulations may result in adverse publicity, potentially significant monetary damages and fines and suspension of our business operations. In addition, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. If we fail to comply with any future environmental regulations, we may be required to pay substantial fines, suspend production or even cease operations. We do not carry any insurance for damages resulting from failure to comply with environmental regulations.

We have no independent audit committee, nor do we have an audit committee financial expert at this time. Our sole director functions as our audit committee and is not independent. This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no independent audit committee, nor do we have an audit committee financial expert at this time. Our sole director functions as our audit committee and is not independent. An independent audit committee plays a crucial role in the corporate governance process, assessing a company’s processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the board’s responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. In addition, our sole director is not a “financial expert”.

Our sole director acts as our compensation committee, which presents the risk that compensation and benefits paid to our executive officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our sole director determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Although a director has fiduciary obligations in connection with compensation matters, our lack of an independent compensation committee presents the risk that our sole director may have influence over his personal compensation and benefits levels that may not be commensurate with our financial performance.

Agricultural commodity prices are subject to dramatic and unpredictable fluctuations.

The price of agricultural commodities has historically fluctuated widely, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to changes in allowable farming methods. The effect of these factors on the price of agricultural commodities, and therefore the economic viability of our operations, cannot accurately be predicted.

Risks Related to Our Common Stock

Because our Chief Executive Officer and director and our President together control a large percentage of our outstanding voting stock, they have the ability to influence matters affecting our stockholders.

Our Chief Executive Officer and director and our President together control approximately 50% of our outstanding voting stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition of assets, and the issuance of securities. Because they control a significant portion of votes, it would be very difficult for investors to replace our management if our stockholders disagree with the way our business is being operated. Because the influence by our directors and officers could result in management making decisions that are in their best interest and not in the best interest of our stockholders, our stockholders may lose some or all of the value of their investments in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 50,000,000,000 shares of common stock, of which 44,029,197,258 shares of common stock were issued and outstanding as of August 10, 2020. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders, provided the issuance does not exceed the number of authorized shares. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

Because we can issue shares of preferred stock, our stockholders may experience dilution, as well as negative impacts on their rights in the future.

We are authorized to issue up to 10,000,000,000 shares of preferred stock, of which no shares of preferred stock were issued and outstanding as of August 10, 2020. Our board of directors has the authority to cause us to issue shares of preferred stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock, as well as negative impacts on their rights related to our stock in the future. Our Board may issue, without a vote of our shareholders, one or more series of preferred stock that have more than one vote per share. This could permit our board of directors to issue preferred stock to investors who support us and our management and permit our management to retain control of our business.

There is currently no established public trading market for our common stock, which makes it difficult for our stockholders to resell or accurately value their shares.

There is currently no established public trading market for our common stock. There is a limited public market for our common stock through our quotation on the OTC Pink operated by the OTC Markets Group. Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. Moreover, the OTC Pink is not a stock exchange, and trading of securities on the OTC Pink is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares. We cannot assure you that there will be a market for our common stock in the future.

Because we do not plan to pay any cash dividends on our common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, our results of operations, cash flows and financial condition, operating and capital requirements, and other factors the board considers relevant. We may never pay any dividends. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Our stock is a penny stock. Trading of our stock is restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. If our Common Stock is or becomes subject to the “penny stock” rules, it may be more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns no real property. Its offices and facilities are located at 2901 Gardena Avenue, Signal Hill, CA 90755.

Item 3. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities. In the ordinary course of our business, we expect that from time-to-time we will be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 4. Mine Safety Disclosure.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, ages and positions held by the Executive Officers of the Company on August 3, 2020, are:

Name	Position	Age
Michael Shenher	Chairman, Chief Executive Officer and Director	54
Chad Costa	Director and President	35
Walter Schredl	Director and Chief Financial Officer	51

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Hemp Technology, Inc., formerly known as Clean Power Concepts, Inc. Common Stock, $0.00001 par value, can be found listed on the OTC Pink Sheets under the symbol: HPTY.

There has been limited trading of the Company’s stock, since it was listed, there are no assurances that a market will ever develop for the Company’s stock.

Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Pink. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Year ended April 30, 2020	High	Low
First Quarter	$0.0002	$0.0000
Second Quarter	$0.0002	$0.0000
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0002	$0.0001

Year ended April 30, 2019	High	Low
First Quarter	$0.0005	$0.0001
Second Quarter	$0.0002	$0.0000
Third Quarter	$0.0002	$0.0000
Fourth Quarter	$0.0002	$0.0000

(c) Dividends

We have not paid any dividends. In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Number of Holders

As of August 10, 2020, the 44,029,197,258 issued and outstanding shares of our common stock were held by a total of 230 stockholders of record.

(e) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity plan in place.

(f) Recent Sales of Unregistered Securities

On July 9, 2020, the Registrant’s wholly owned subsidiary 4033002, entered into a Asset/Share Exchange Agreement and corresponding Bulk Asset Sale Agreement with Cannary Packaging, Inc., a private British Columbia company. Based on the terms of the Asset/Share Exchange Agreement, the Registrant, on behalf of its subsidiary 4033002 issued 21,852,907,580 unregistered restricted common shares, representing approximately 49% of the total issued and outstanding common shares to the shareholders of Cannary in order to satisfy the terms of an Asset/Share Exchange Agreement. The Cannary shareholders received their shares in the Registrant based on their pro-rata ownership in Cannary. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

On June 18, 2020, the Registrant, on behalf of its subsidiary 4033001 issued 1,000,000,000 unregistered restricted common shares, to two shareholders (Vanessa Miskuski and Chad Costa) in order to satisfy the terms of a Bulk Asset Purchase Agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

In September 2019, we issued 264,150,900 shares of our common stock at $0.0001 per share in a private placement to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

In September 2019, we issued 1,020,000,000 shares of our common stock at $0.0001 per share as a deposit for the agreement to acquire Pettanicals Pet Treats Inc. Chad Costa, our President, and his spouse are the owners of Pettanicals Pet Treats Inc. and they are non-US persons (as that term is defined in Regulation S of the Securities Act of 1933). We issued these shares in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933. The acquisition of Pettanicals was terminated in March, 2020, and these shares have been returned to the Company’s Treasury for cancellation.

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

In March and April 2019, our President and his family members subscribed for 890,510,000 shares of our common stock that were issued by our company at $0.0001 per share. We issued a further 50,000,000 shares of our common stock to a key consultant at $0.0001 per share. All of these subscribers are non-US persons (as that term is defined in Regulation S of the Securities Act of 1933). We issued these shares in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

In March 2019, we issued 975,000,000 shares of our common stock at $0.0001 per share in consideration for the services of two key consultants. One key consultant is a non-US person (as that term is defined in Regulation S of the Securities Act of 1933). We issued these shares in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933. The other consultant is an accredited investor (as that term is defined in Regulation D of the Securities Act of 1933). We issued these shares relying on the exemptions from the registration requirements provided for in Section 4(a)(2) of the Securities Act of 1933.

(g) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended April 30, 2019 or April 30, 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management’s Discussion and Analysis” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included, without limitation, in the section titled “Economic Conditions and Uncertainties” and the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.

The purpose of Management’s Discussion and Analysis (MD&A) is to provide an understanding of Hemp Technology’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Financial Statements and accompanying notes.

OVERVIEW

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

The Company consists of subsidiaries which hold two hemp processing licenses in the state of Kentucky, Cannary Distribution in the Los Angeles metropolitan area, Verified Vapes, hardware manufacturer, and Pettanicals a high quality nutritional pet supplement performance products brand. The Company currently has operations in the U.S. and Canada.

Results of Operations

	For the Year Ended April 30,
	2020	2019
Revenue	$-	$-
Operating Expenses	353,875	117,737
Net loss	(353,875)	(117,737)
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Revenue

We had no revenues during the periods reported.

Operating Expenses

We incurred operating expenses of $353,875 during the year ended April 30, 2020. These expenses were primarily the result of engaging key staff to develop our business plan, obtaining licenses, and for incorporating in Kentucky. During the year ended April 30, 2019, we incurred operating expenses of $117,737.

During the comparable periods in 2019, we were significantly less active.

Net Loss from Operations

We incurred net losses from operations during the years ended April 30, 2020 and 2019 of $353,875 and $117,737 respectively.

Liquidity and Capital Resources

Our cash flows for the years ended April 30, 2020 and 2019 are as follows:

	Year ended April 30, 2020	Year ended April 30, 2019
Net cash (used in) operating activities	$(266,374)	$(8,070)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	181,363	94,051
Net changes in cash and cash equivalents	$(85,011)	$85,981

Net cash used in operating activities

For the fiscal year ended April 30, 2020 the Company incurred a $353,875 net loss, less $45,000 in non-cash stock based compensation, and $42,501 of increased current liabilities yielding a cash flow consumed in operating activities of $156,426. The net loss was primarily the result of engaging key staff to develop our CBD business plan and fulfilling public company reporting obligations. During the comparable period in 2019, the Company had minimal activity.

Net cash provided by financing activities

During the fiscal years ended April 30, 2020 we issued 264,150,900 of common shares in a private placement. During the comparable periods in 2019 the Company had no financing activities. The Company also had related parties fund the Company activity in the amount of $154,948.

Working capital

	As at April 30, 2020	As at April 30, 2019
Current Assets	$970	$85,981
Current Liabilities	214,890	17,442
Working Capital	(213,920)	68,539

The Company’s current assets are substantially made up of cash balances held in USD denominated accounts. Cash balances decreased since April 30, 2020 due to expenditures to advance the business plan, which was partially offset by funds raised by issuing shares during the six-month period.

The Company’s current liabilities are made up of accounts payable, accrued liabilities, and accounts payable to related parties.

Going concern

The Company has incurred continuing losses from its operations and as of April 30, 2020, the Company had an accumulated deficit of $ 7,430,865 resulting primarily from its previous biofuels business. The Company had a loss of $353,875 during its most recent year ended April 30, 2020 and a loss of $117,737 in the fiscal year ended April 30, 2019. The Company does not currently have the financial resources to execute its business plan for the current year and to achieve sufficient revenues to cover expenses. If the Company does not raise capital it will become unable to meet its obligations in the normal course of business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

At April 30, 2020, the Company had a $172,390 non-interest bearing, unsecured, payables with no specified terms of repayment, due to an entity controlled by two Officers of the Company.

Chad Costa, the recipient of 400,000,000 shares from the Pettanicals Bulk Asset Sale Purchase transaction is the president of the Registrant. A “conflict of interest” exists when a company officer’s private interest (or the interest of a member of his or her family) interferes with or appears to interfere with the interests of the Company. A conflict of interest can arise when the individual (or a member of his or her family) acts or has interests that may make it difficult for him or her to objectively and effectively perform his or her work for the Company. Conflicts of interest also can arise when the individual, or a member of his or her family, receives improper personal benefits because of his or her position in the Company. In order to avoid any conflict of interest or interested party transaction, the majority of shareholders, with the abstention of Chad Costa, voted in favor to approve this Bulk Sale Purchase Agreement.

Off Balance Sheet Arrangements

As of April 30, 2020, the company had no off balance sheet arrangements. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Hemp Technology, Inc. (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Strong internal controls are an objective that is reinforced through our Worldwide Business Conduct Manual, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law. Our people are deeply committed to our Purpose, Values, and Principles, which unite us in doing what’s right. Our system of internal controls includes written policies and procedures, segregation of duties, and the careful selection and development of employees. Additional key elements of our internal control structure include our Global Leadership Council, which is actively involved in oversight of the business strategies, initiatives, results and controls, our Disclosure Committee, which is responsible for evaluating disclosure implications of significant business activities and events, our Board of Directors, which provides strong and effective corporate governance, and our Audit Committee, which reviews significant accounting policies, financial reporting and internal control matters.

The Company’s internal control over financial reporting includes a Control Self-Assessment Program that is conducted annually for critical financial reporting areas of the Company and is audited by our Global Internal Audit organization. Management takes the appropriate action to correct any identified control deficiencies. Global Internal Audit also performs financial and compliance audits around the world, provides training, and continuously improves our internal control processes.

Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company has not maintained effective internal control over financial reporting as of April 30, 2020, based on these criteria. Failure to maintain effective internal control was due to: a) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and b) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

/s/ Michael Shenher
Chief Executive Officer

/s/ Walter Schredl
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hemp Technology Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hemp Technology Inc. (the Company) as of April 30, 2020 and 2019, and the related consolidated statements of operations, changes to stockholders’ equity (deficit), and consolidated cash flows for each of the years in the two-year period ended April 30, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated balance sheet of the Company as of April 30, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continued losses from its consolidated operations and is dependent upon future sources of equity or debt financing in order to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Chartered Professional Accountants Licensed Public Accountants

We have served as the Company’s auditor since 2019.

Mississauga, ON

August 10, 2020

Financials Statements

Hemp Technology Inc.

Consolidated Balance Sheets as at

Presented in U.S. Dollars

	April 30, 2020	April 30, 2019
Assets
Current Assets
Cash (Note 4)	$970	$85,981
Total Current Assets	970	85,981
Total Assets	$970	$85,981
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$42,501	$-
Due to a related party (Note 5)	172,390	17,442
Total Current Liabilities	214,890	17,442
Total Liabilities	214,890	17,442
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value, 50,000,000,000 shares authorized; 21,176,289,678 shares issued and outstanding as at April 30, 2020 and (18,546,628,778)2019, respectively	211,763	185,466
Additional Paid in Capital	7,005,181	6,768,512
Shares to be issued	-	191,551
Accumulated deficit	(7,430,865)	(7,076,990)
Total Stockholders’ Equity (Deficit)	(213,921)	(68,539)
Total Liabilities and Stockholders’ Equity	$970	$85,981

The accompanying notes are an integral part of these consolidated financial statements.

F-2

Hemp Technology Inc.

Consolidated Statements of Operations

Presented in U.S. Dollars

	Year ended April 30, 2020	Year ended April 30, 2019
Operating expenses
General and administrative expense	$353,875	$117,737

Net loss from operations	(353,875)	(117,737)

Net loss	$(353,875)	$(117,737)

Loss per common share – Basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	20,682,929,361	18,546,628,778

Hemp Technology Inc.

Consolidated Statements of Cash Flows

Presented in U.S. Dollars

	Year ended April 30, 2020	Year ended April 30, 2019
Operating activities
Net Loss	$(353,875)	$(117,737)
Shares to be issued - services rendered	45,000	97,500
Accounts payable and accrued liabilities	42,501	(5,275)
Net cash used in operating activities	(266,374)	(8,070)
Financing activities
Due to a related party	154,948	17,442
Proceeds from shares	26,415	94,051
Net cash provided by financing activities	181,363	94,051
Net changes in cash	(85,011)	85,981
Cash at beginning of the year	85,981	-
Cash at end of the year	$970	$85,981
SUPPLEMENTAL CASH FLOW INFORMATION		$-
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hemp Technology Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Presented in U.S. Dollars

	Common Stock		Shares	Additional		Total Stockholders’
	Number of	Par	to be	paid in	Accumulated	Equity
	Shares	value	issued	capital	Deficit	(Deficit)
Balance, April 30, 2018	18,546,628,778	$185,466	$-	$6,768,512	$6,959,253	$(5,275)

Net loss					117,737	(117,737)
Shares to be issued - financing			94,051			94,051
Shares to be issued - services			97,500			97,500
Balance, April 30, 2019	18,546,628,778	$185,466	$191,551	$6,768,512	$7,076,990	$68,539
Net loss					353,875	(353,875)
Shares to be issued - services			45,000			45,000

Shares issued - financing	264,150,900	2,642		23,774		26,415
Shares issued - services	2,365,510,000	23,655	(236,551)	212,896		-
Balance, April 30, 2020	21,176,289,678	$211,763	$-	$7,005,181	$7,430,865	$(213,921)

The accompanying notes are an integral part of these consolidated financial statements.

Hemp Technology Inc.

Notes to Consolidated Financial Statements

April 30, 2019 and 2020

Presented in U.S. Dollars

Note 1 - Company overview

Hemp Technology Inc. of Wyoming and its subsidiaries, Hemp Technology Inc. of Kentucky and Hemp Biotech Inc. of Kentucky. (collectively the “Company”). is publicly listed on the OTC under the symbol “HPTY.” The Company’s registered office is located in Cheyenne, Wyoming and its principal executive office is located in Calgary, Alberta. The Company is a start-up in the production and distribution of innovative hemp-based, cannabidiol (CBD) products. The Company’s planned primary products will be created from high quality strains of hemp. Hemp extracts are produced from industrial hemp, which is defined as cannabis with less than 0.3% tetrahydrocannabinol (THC). THC causes psychoactive effects when consumed and is typically associated with marijuana (i.e. cannabis with high-THC content). The Company does not produce or sell medicinal or recreational cannabis or products derived from high-THC Cannabis/marijuana plants.

Note 2 - Going concern

These consolidated financial statements are prepared on a going concern basis. The Company does not currently have the financial resources to execute its business plan for the upcoming year. If the Company does not raise capital it may become unable to meet its obligations in the normal course of business.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings to continue working towards the production and distribution of hemp-based CBD to generate operating cashflows.

The Company has incurred a net loss of $353,875 for the year ended April 30, 2020, and an accumulated deficit of $7,430,865. The Company has not yet commenced producing or selling innovative hemp-based, cannabidiol (CBD) products and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

Note 3 - Basis of preparation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America or “US GAAP”.

The consolidated financial statements are presented in United States dollars (unless otherwise noted), which is the functional currency of the Company and its subsidiaries. All financial information is presented in United States dollars.

Basis of consolidation – The consolidated financial statements include the accounts of Hemp Technology Inc. and its wholly-owned subsidiaries, as of April 30, 2020 and 2019. Inter-company balances and transactions are eliminated in preparing the consolidated financial statements. The accounting policies of the subsidiaries are consistent with Hemp Technology Inc.

Measurement basis – The consolidated financial statements have been prepared mainly on a historical cost basis. Other measurement bases used are described in the applicable notes.

Foreign Currency

The reporting currency of the Company, including its subsidiaries, is the United States dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction.

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

Financial instruments

Our financial instruments consist of cash, accounts payable and accrued liabilities, and due to a related party. Financial assets and financial liabilities are recognized when the Company becomes a party to the contractual provisions of the financial instrument and are measured initially at fair value adjusted for transaction costs. As at the balance sheet dates the carrying value of our financial instruments approximated their fair value, due to the short-term duration of these instruments.

Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Income taxes

The Company utilizes the liability method for financial accounting and reporting for current income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.

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

Net loss per share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the years ended April 30, 2020 and 2019, any equivalents would have been anti-dilutive as we had a loss for the years then ended.

Adoption of new accounting standards and policies

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective do not have a material impact on the results of operations and financial position.

Note 4 - Cash

The Company holds cash in bank accounts in Canada and the USA. Substantially all of these funds are held in US Dollars. The Company does not have any restricted cash or cash equivalents at April 30, 2020 or 2019.

Note 5 - Due to related party

At April 30, 2020, the Company had non-interest bearing, unsecured, payables with no specified terms of repayment, due to an entity controlled by two Officers of the Company.

Note 6 - Common stock and Shares to be issued

The Company’s authorized share capital consists of 50 billion of shares of common stock and 10 billion of preferred stock. There are no preferred shares issued, and the following described the common stock issued:

	Common Stock	Share Capital ($)
Share Capital at April 30, 2019 and 2018	18,546,628,778	6,953,978
Shares issued - financing (i, ii)	1,204,660,900	120,466
Shares issued - services (iii)	1,425,000,000	142,500

Total shares issued at April 30, 2020	21,176,289,678	7,216,944

(i)	In July 2019, the Company completed a financing of 264,150,900 shares at $0.0001 per share.
(ii)	During the year ended April 30, 2020, the Company issued 940,510,000 previously unissued shares from financing completed in March 2019.

(ii) During the year ended April 30, 2020 the Company issued 1,425,000,000 shares of previously committed common stock to key consultants to secure their services in developing the business plan.

Note 7 - Related Party Transactions and Management Compensation

The Company borrowed from a related party as described in note 5.

During the years ended April 30, 2020 and 2019 management was not compensated.

Note 8 - Commitments

As at April 30, 2020 and 2019 the Company did not have any commitments.

Note 9 - Income taxes

The Company has net operating loss carryovers of approximately $473,021 for federal and state income tax purposes, which continue indefinitely. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Based on losses from inception, the Company determined that as of April 30, 2020 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a valuation allowance against the deferred tax assets was required.

Reconciliation of the statutory rate of 25.74% (2019 – 21%) and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of operations and comprehensive loss is as follows:

	As of April 30,
	2020	2019

Net Income (Loss) before recovery of income taxes	$(353,875)	$(117,737)

Expected income tax (recovery) expense	(91,087)	(24,725)

Other	(5,648)	(296)

Change in valuation allowance	96,735	25,021

Income tax expense	$-	$-

The change in the Company’s valuation allowance is as follows:

	For the Years Ended April 30,
	2020	2019

Net operating loss carry forward	$473,021	$119,147

Valuation Allowance	(473,021)	(119,147)

Total	$-	$-

Note 10 - Financial instruments

Fair Values - The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and due to a related party. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

Foreign Currency Risk - Foreign currency risk is the risk that changes in the rates of exchange on foreign currencies will impact the financial position or cash flows of the Company. The Company’s functional currency is the U.S. Dollar, thus the Company is exposed to minimal foreign currency risks in relation to certain payables that are to be settled in Canadian funds. Management monitors its foreign currency exposure regularly to minimize the risk of an adverse impact on its cash flows.

Concentration of Credit Risk - Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfill its obligations to the Company. The Company limits its exposure to credit loss on its cash by placing its cash with high credit quality financial institutions and by conducting due diligence on its counterparties.

Liquidity Risk - Liquidity risk is the risk that the Company’s cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due.

Market Risk - Market risk is the risk that fluctuations in the market prices of hemp and CBD products will impact the Company’s future cash flows. The Company is exposed to market risk in the number of financing opportunities that will be available and through the evolving status of regulation for Hemp cultivation, processing, and products. Once operating the Company will be exposed to market risk for the cost of hemp biomass, and for the value of the Hemp-CBD products it plans to produce.

Note 11 - Subsequent events

On or about June 18, 2020, 4033001, a newly formed Wyoming Corporation, and a subsidiary of the Registrant entered into a Bulk Asset Sale Purchase Agreement with Pettanicals. Pettanicals Pet Treats, Inc., was a private Canadian company, which has been dissolved in accordance with section 314(1) of the British Columbia Business Corporations Act owned by Vanessa Miskuski and Chad Costa.

Under the terms of the Bulk Asset Sales Purchase Agreement Vanessa and Chad Costa agreed to sell to 4033001, the following bulk assets, valued at $100,000, in exchanged for 1,000,000,000 unregistered restricted common shares of the Registrant:

1. Intellectual Property pertaining to the scientific product formulas for:

a. Dog

b. Cat

c. Horse

d. Hip and joint products

2. Trademarks/Service Marks (Canadian Registration Number: TMA1073077)

3. Web domain and profile names

4. Product design and packaging

5. Marketing material

6. Promotion presentations banners posters and flyers;

7. Former on-line customer lists.

Pettanicals’ proprietary formulas offer a full spectrum of healthy ingredients, and do not contain any preservatives, artificial flavors or fillers. Pettanicals are manufactured in GMP certified facilities and undergo testing protocols.

Management believes that by purchasing these assets, it may be able to revive the pet vitamin business, which is now defunct. There are no assurance or guarantees that management will be successful or able to revive this former business.

Cannary Packaging Inc.

On or about July 8, 2020, 4033002, a newly formed Wyoming Corporation, and a subsidiary of the Registrant entered into a Asset/Share Exchange Agreement with Cannary Packaging, Inc. a private British Columbia, Canadian company. Cannary Packaging Inc. is a non-flower touching North American distributor of vaporizer hardware.

Under the terms of the Asset/Share Exchange Agreement, Cannary agreed to exchange its non-operating assets to 4033002. The non-operating assets were valued at approximately $2,200,000 and were exchanged for 21,852,907,580 of the Registrant’s unregistered restricted common shares of newly-issued common stock to existing shareholders of Cannary based on the pro-rata ownership in Cannary.

The purpose of acquiring these Non-Operating Assets is twofold: 1) 4033002 becomes the operating asset acquisition subsidiary for the Registrant; and 2) the acquisition of these Non-Operating Assets helps qualify Registrant for a NASDAQ listing. 4033002 plans to operate under the d/b/a of Cannary Distribution thoughout North America.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Michael Shenher, and the Company’s Chief Financial Officer, Walter Schredl, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K.

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2020. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of April 30, 2020.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended April 30, 2020. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The executive officers serve terms of one year or until their resignation or removal by the Board of Directors. There are no family relationships among any of the directors and officers.

Name	Position	Age	Date First Appointed Director
Michael Shenher	Chairman, Chief Executive Officer and Director	54	February 14, 2006
Chad Costa	Director and President	35	July 7, 2020
Walter Schredl	Director and Chief Financial Officer	51	July 7, 2020

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Shenher – Chairman, Chief Executive Officer, and Current Director

Mr. Shenher has been our Chief Executive Officer since February 14, 2006 and was our President from February 14, 2006 until March 1, 2019. Since 2006, Mr. Shenher has also been the President and Chief Executive Officer of General BioEnergy Inc., a company he founded. General BioEnergy Inc. was originally an alternative energy company and evolved into a bio oil refinery enterprise specializing in petroleum and protein-based product supplements and replacements such as General BioEnergy Inc.’s ‘MOPO’ brands of environmentally friendly high-performance lubricants. Mr. Shenher’s employment background also includes: Chief of Staff to a Canadian Federal Member of Parliament from 2004 to 2007; General Manager of Shenher Insurance and Financial Services from 1997 to 2006; and Regional Manager of Equifax Canada Inc. from 1992 to 1997. Mr. Shenher is also founder and Vice President of Shenher Real Estate and Mortgage Ltd. Mr. Shenher has participated on Saskatchewan’s roundtable contributing to the Canada West Foundation’s position paper entitled ‘Canada’s Power Play: The Case for a Canadian Energy Strategy for a Carbon-Constrained World’ and Mr. Shenher is a former member of the ‘Biofuels and Bioproducts Sector Team’ of Enterprise Saskatchewan which reports directly to the Saskatchewan Minister of Enterprise on alternative energy policy matters. Mr. Shenher is a 2005 recipient of the Saskatchewan Centennial Medal of Honour and is a former board member of City of Regina Parks and Recreation Advisory Board; the Better Business Bureau; and numerous other community, charity, sports and business advocacy boards.

Chad Costa – President and Director

Mr. Costa brings to the Company, business experience in managing corporate teams, developing business strategies, risk management and start-up business experience. Mr. Costa is a serial entrepreneur in multiple industries. In the cannabis space, Mr. Costa was instrumental in founding and establishing a chain of licensed retail Canadian cannabis stores. Mr. Costa founded Pettanicals Pet Treats Inc., in 2016. Pettanicals produces high quality pet health supplement products derived from hemp oil combined with 100% natural ingredients. Mr. Costa is a co-founder of Cannary Packaging Inc., which was established in 2018. Cannary Packaging is a wholesale provider of packaging supplies, branding and marketing. From 2013 to 2017, Mr. Costa coached, specialized and ran his on-ice hockey training program in Kelowna, British Columbia, Canada.

Mr. Costa is qualified to serve on our board of directors because of his extensive business experience derived from past and current occupation(s).

Walter Schredl, Chief Financial Officer and Director

Mr. Walter Schredl, as Chief Financial Officer brings to the Company three decades of diverse and progressive experience in finance, operational management, senior level business process analytics, and change management. His work experience includes extensive work overseas functioning within and leading large-volume work environments, while achieving high levels of stakeholder satisfaction. Prior to his role as CFO for Hemp Technologies, Mr. Schredl worked for:

●	Cannary Packaging Inc., Kelowna, BC, Canada, President & CFO (2019 – present)

●	Self Employed Business Consultant, Kelowna, BC, Canada/Malta/USA/Cayman, President (2016 - 2019)
●	Maritime Operations Inc, Kelowna, BC, Canada/Valletta, Malta, CEO (2016 – present)
●	Maritime Training & Certification International, Grand Cayman, Cayman Islands, Managing Director (2016 – present)
●	International Yacht Training Worldwide Inc., Kelowna, BC, Canada/Ft. Lauderdale, FL, Director of Training & Operations (2010-2016)

Education: Master’s Degree in Business Administration (MBA) Finance accredited by the Canadian Institute of Management. Graduate Degree from the Australian Institute of Business.

Item 11. Executive Compensation.

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the years ended April 30, 2020 and 2019, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2020-2019. Compensation information is shown for fiscal years ended April 30, 2020 and 2019.

Hemp Technology, Inc., Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	April 30,	($)	($)	($)	($)	($)

Michael Shenher Appointed: Feb 14, 2006	Chairman, Chief Executive Officer, and Director	2019 2020	0	0	0	0	0

Chad Costa Board Appointed: July 7, 2020	President/Director	2019 2020	0	0	0	0	0

Walter Schredl Appointed: July 7, 2020	/CFO/Director	2020	0	0	0	0	0

Board of Directors Compensation

Our board of directors consists of three members. There was no compensation paid to any of the Board members for the fiscal years ended April 30, 2020 and 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Company’s Common Stock as of August 10, 2020, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. To the knowledge of the Company, each shareholder listed below possesses sole voting and investment power with respect to the shares indicated.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the U. S. Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60-days, such as options or warrants to purchase our common stock.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)
Michael Shenher P.O. Box 991007 Louisville, KY 40269	Common Stock	8,677,084,425	(3)	19.9%
Chad Costa P.O. Box 991007 Louisville, KY 40269	Common Stock	11,146,570,902	(4)	25.2%
Walter Schredl P.O. Box 991007 Louisville, KY 40269	Common Stock	4,414,150,900		10%
All executive officers and directors as a group (3 persons)	Common Stock	24,917,806,227		55%

Notes

(1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Percentage of ownership is based on 44,029,197,258 shares of our common stock issued and outstanding as of July 7, 2020.

(3) Includes 513,522 shares of our common stock held by family members.

(4) Includes 940,510,000 shares of our common stock held by family members.

Item 13. Certain Relationships and Related Transaction and Director Independence

At April 30, 2020, the Company had non-interest bearing, unsecured, payables to by Michael Shenher and Chad Costa, two officers of our company with no specified terms of repayment, due to an entity controlled by two Officers of the Company.

In March and April of 2019, Chad Costa, our President, and his family members subscribed for 890,510,000 shares of our common stock at $0.0001 per share upon joining our company as President.

On or about June 18, 2020, our subsidiary 4033001 entered into a Bulk Asset Sale Purchase Agreement with Pettanicals. Pettanicals Pet Treats, Inc., was a private Canadian company, which has been dissolved in accordance with section 314(1) of the British Columbia Business Corporations Act owned by Vanessa Miskuski and Chad Costa, our President. Under the terms of the Bulk Asset Sales Purchase Agreement Vanessa and Chad Costa agreed to sell to 4033001, Pettanicals bulk assets, valued at $100,000, in exchanged for 1,000,000,000 unregistered restricted common shares of the Registrant. Chad Costa received 400,000 unregistered restricted common shares of the Registrant from this transaction.

On or about July 8, 2020, 4033002, a newly formed Wyoming Corporation, and a subsidiary of the Registrant entered into a Asset/Share Exchange Agreement with Cannary Packaging, Inc. a private British Columbia, Canadian company. Cannary Packaging Inc. is a non-flower touching North American distributor of vaporizer hardware. Under the terms of the Asset/Share Exchange Agreement, Cannary agreed to exchange its non-operating assets to 4033002 for 21,852,907,580 unregistered restricted common shares of the Registrant. The non-operating assets were valued at approximately $2,200,000. The following officers of the Company, who were owners of Cannary Packaging received unregistered restricted common shares of the Registrant based on the pro-rata ownership of Cannary Packaging: Michael Shenher, CEO, 4,000,000,000 shares; Chad Costa, President, 5,600,000,000 and Walter Schredl, CFO, 4,000,000,000 shares.

Item 14. Principal Accountant Fees and Services

MNP, Member of Praxity, 50 Burnhamthorpe Road West, Suite 900 Mississauga, Ontario served as our principal independent public accountant for the year ending April 30, 2020 and April 30, 2019. The aggregate fees billed to us or incurred by us to MNP for the year ended April 30, 2020 and for the year ended April 30, 2019 are as follows:

	For Year Ended April 30,	For the Year Ended April 30
	2020	2019
(1) Audit Fees (1)	$24,966	$26,822
(2) Audit-Related Fees	-	-
(3) Tax Fees	-	-
(4) All Other Fees	-	-

Total fees paid or accrued to our principal auditor

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company’s financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the U. S. Securities and Exchange Commission. Audit fees were paid in Canadian dollars and converted to USD amounts at an exchange rate of 1.35.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore, our directors pre-approve all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our directors then make a determination to approve or disapprove the engagement our independent public accountant for the proposed services. In the fiscal years ending April 30, 2020 and 2019, all fees paid to our independent public accountants were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements:

The following Consolidated Financial Statements of Hemp Technology, Inc. and subsidiaries, management’s report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.

●	Management’s Report on Internal Control over Financial Reporting

●	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

●	Statements of Earnings - for years ended April 30, 2020 and 2019

●	Balance Sheets - as of April 30, 2020 and 2019

●	Statements of Shareholders’ Equity - for years ended April 30, 2020 and 2019

●	Statements of Cash Flows - for years ended April 30, 2020 and 2019

●	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the Financial Statements or Notes thereto.

EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles		10-K		3.1	01/02/2020
3.2	Bylaws, as currently in effect		10-K		3.2	01/02/2020
3.3	Articles of Amendment (8/13/2013)		10-K		3.3	01/02/2020
3.4	Articles of Amendment (6/14/2014)		10-K/A		3.4	02/21/2020
3.5	Articles of Amendment (10/20/2014)		10-K/A		3.5	02/21/2020
3.6	Articles of Amendment (4/15/2015)		10-K/A		3.6	02/21/2020
3.7	Articles of Amendment (5/18/2016)		10-K/A		3.7	02/21/2020
3.8	Articles of Amendment (7/27/2018)		10-K/A		3.8	02/21/2020
3.9	Certificate of Name Change [Wyoming] (January 18, 2019)		10-K/A		3.9	02/21/2020
3.10	Original Articles (10/17/2005)		10-K/A		3.10	02/21/2020
3.11	Articles of Domestication (7/23/2013)		10-K/A		3.11	03/18/2020
3.12	Articles of Merger between Clean Power Concepts and Loma Verde (Dated 3/23/2007, effective 4/02/2007)		10-K/A		3.12	03/18/2020
10.1	Pettanicals Pet Treats Inc. Purchase and Sale Agreement, dated September, 2019		10-K/A		10.1	02/21/2020
10.2	Horizon Recruitment Services Agreement, dated June, 2019		10-K		10.2	01/02/2020
10.3	Kentucky Processor/Handler Licensing Agreement with subsidiary Hemp Technology, Inc. dated January 24, 2019		10-K/A		10.3	02/21/2020
10.4	Kentucky Processor/Handler Licensing Agreement with subsidiary Hemp Biotech, Inc, dated January 24, 2019		10-K/A		10.4	02/21/2020
10.5	Termination Agreement between Hemp Technology and Pettanicals Pet Treats, dated March 6, 2020		10-K/A		10.5	03/18/2020
10.6	Bulk Asset Purchase Agreement among Hemp Technology, its subsidiary 3023001, Vanessa Miskusi and Chad Costa, dated May 26, 2020		8-K		10.6	06/18/2020
10.7	Asset/Share Exchange Agreement among Hemp Technology, its subsidiary 4033002, and Cannary Packaging, Inc, dated May 21, 2020		8-K		10.7	07/10/2020
21.1	Subsidiaries of Hemp Technology Inc.:

● Hemp Technology Inc., Kentucky corporation

● Hemp Biotech Inc., Kentucky corporation

● Sol Terra, SAS, a Columbian corporation

● 4033000, a Wyoming corporation

● 4033001, a Wyoming corporation

● 4033002, a Wyoming corporation, d/b/a Cannary Distribution

23	Consent of Independent Registered Public Accounting Firm.:	X
31	Rule 13a-14(a)/15d-14(a) Certifications	X
32	Section 1350 Certifications	X
101.INS (1)	XBRL Instance Document	X
101.SCH (1)	XBRL Taxonomy Extension Schema Document	X
101.CAL (1)	Taxonomy Extension Calculation Linkbase Document	X
101.DEF (1)	Taxonomy Definition Linkbase Document	X
101.LAB (1)	Taxonomy Extension Label Linkbase Document	X
101.PRE (1)	Taxonomy Extension Presentation Linkbase Document	X

(1)	Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

Hemp Technology, Inc.

By	/s/ Michael Shenher
(Michael Shenher) Chairman, Chief Executive Officer, and Director
August 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL SHENHER	Chairman, Chief Executive Officer, and Director	August 11, 2020
(Michael Shenher)

/s/ CHAD COSTA	President and Director	August 11, 2020
(Chad Costa)	(Principal Financial Officer)

/s/ WALTER SCHREDL	Chief Financial Officer and Director	August 11, 2020
(Walter Schredl)

EXHIBIT INDEX

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles		10-K		3.1	01/02/2020
3.2	Bylaws, as currently in effect		10-K		3.2	01/02/2020
3.3	Articles of Amendment (8/13/2013)		10-K		3.3	01/02/2020
3.4	Articles of Amendment (6/14/2014)		10-K/A		3.4	02/21/2020
3.5	Articles of Amendment (10/20/2014)		10-K/A		3.5	02/21/2020
3.6	Articles of Amendment (4/15/2015)		10-K/A		3.6	02/21/2020
3.7	Articles of Amendment (5/18/2016)		10-K/A		3.7	02/21/2020
3.8	Articles of Amendment (7/27/2018)		10-K/A		3.8	02/21/2020
3.9	Certificate of Name Change [Wyoming] (January 18, 2019)		10-K/A		3.9	02/21/2020
3.10	Original Articles (10/17/2005)		10-K/A		3.10	02/21/2020
3.11	Articles of Domestication (7/23/2013)		10-K/A		3.11	03/18/2020
3.12	Articles of Merger between Clean Power Concepts and Loma Verde (Dated 3/23/2007, effective 4/02/2007)		10-K/A		3.12	03/18/2020
10.1	Pettanicals Pet Treats Inc. Purchase and Sale Agreement, dated September, 2019		10-K/A		10.1	02/21/2020
10.2	Horizon Recruitment Services Agreement, dated June, 2019		10-K		10.2	01/02/2020
10.3	Kentucky Processor/Handler Licensing Agreement with subsidiary Hemp Technology, Inc. dated January 24, 2019		10-K/A		10.3	02/21/2020
10.4	Kentucky Processor/Handler Licensing Agreement with subsidiary Hemp Biotech, Inc, dated January 24, 2019		10-K/A		10.4	02/21/2020
10.5	Termination Agreement between Hemp Technology and Pettanicals Pet Treats, dated March 6, 2020		10-K/A		10.5	03/18/2020
10.6	Bulk Asset Purchase Agreement among Hemp Technology, its subsidiary 3023001, Vanessa Miskusi and Chad Costa, dated May 26, 2020		8-K		10.6	06/18/2020
10.7	Asset/Share Exchange Agreement among Hemp Technology, its subsidiary 4033002, and Cannary Packaging, Inc, dated May 21, 2020		8-K		10.7	07/10/2020
21.1	Subsidiaries of Hemp Technology Inc.:

● Hemp Technology Inc., Kentucky corporation

● Hemp Biotech Inc., Kentucky corporation

● Sol Terra, SAS, a Columbian corporation

● 4033000, a Wyoming corporation

● 4033001, a Wyoming corporation

● 4033002, a Wyoming corporation, d/b/a Cannary Distribution

23	Consent of Independent Registered Public Accounting Firm.:	X
31	Rule 13a-14(a)/15d-14(a) Certifications	X
32	Section 1350 Certifications	X
101.INS (1)	XBRL Instance Document	X
101.SCH (1)	XBRL Taxonomy Extension Schema Document	X
101.CAL (1)	Taxonomy Extension Calculation Linkbase Document	X
101.DEF (1)	Taxonomy Definition Linkbase Document	X
101.LAB (1)	Taxonomy Extension Label Linkbase Document	X
101.PRE (1)	Taxonomy Extension Presentation Linkbase Document	X

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

