Form 10-Q
period 2020-07-31
Hemp Technology, Inc.
filed 2020-09-21
CIK 1797956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-56135

HEMP TECHNOLOGY INC.

(Exact Name of Registrant as Specified in Its Charter)

Wyoming	98-0490694
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2901 Gardena Avenue Signal Hill, California	90755
(Address of Principal Executive Offices)	(Zip Code)

(437) 230-7399

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Shares, Par Value $0.00001	HPTY	OTC-Pink Sheets

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

As of July 31, 2020 44,029,197,258 of the registrant’s $0.00001 par value common shares were outstanding.

HEMP TECHNOLOGY INC.

FORM 10-Q FOR THE THREE MONTHS ENDED July 31, 2020

PART I - FINANCIAL INFORMATION

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of July 31, 2020, and April 30, 2020

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	July 31,	April 30,
	2020	2020
		(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,024	970
Accounts Receivable	982,355
Inventories	1,117,163
Total Current Assets	2,100542	970
Property and Equipment, Net	74,214
Intangible Assets, Net	136,473
TOTAL ASSETS	$2,311,229	970
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$27,170	42,500
Due to related parties		172,390
Total Current Liabilities	27,170	214,890
TOTAL LIABILITIES	27,170	214,890

SHARE HOLDERS’ EQUITY
Share Capital	440,292	211,763
Common stock, $0.00001 par value, 50,000,000,000 shares authorized; 44,029,197,258 shares issued and outstanding as at July 31, 2020 and 21,176,289,678 as at April 30, 2020 respectively
Additional paid in capital	9,061,944	7,005,181
Accumulated Deficit	(7,218,176)	(7,430,865)
TOTAL SHAREHOLDERS’ EQUITY	2,284,060	(213,920)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,311,229	970

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended July 31, 2020 and 2019

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	Three Months Ended July 31,
	2020	2019
Revenues, net of discounts	$982,365
Cost of Goods Sold, net	(718,395)
Gross Profit	263,970
Expenses:
Selling, General, and Administrative	51,281	105,054

Total Expenses	51,281	105,054

Income (Loss) From Operations	212,789	(105,054)
Net Loss per share - basic and diluted	$0.00	(0.00)
Weighted average number of shares outstanding - basic and diluted	29,926,271,714	18,749,106,433

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	Common Stock						Total
	Number of Shares	Par value	Shares To be Issued		Additional Paid in Capital	Accumulated Earnings (Deficit)	Stockholders’ Equity (Deficit)
Balance, April 30, 2019	18,546,628,778	$185,466		$191,551	$6,768,512	$(7,076,990)	$68,539
Net Income (Loss)						(105,054)	(105,054)
Balance, July 31, 2019	18,546,628,778	$185,466		$191,551	$6,768,512	$(7,182,044)	$(36,515)
Balance, April 30, 2020	21,176,289,678	$211,763	$		$7,005,181	$(7,430,865)	$(213,920)
Shares issued for Bulk Asset Purchase	22,852,907,580	228,529			2,056,762		2,285,291
Net Income (Loss)						212,689	212,689

Balance, July 31, 2020	44,029,197,258	$440,292	$		$9,061,944	$(7,218,176)	$2,284,060

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31, 2020 and 2019

(Amounts Expressed in United States Dollars)

	Three Months Ended July 31,
	2020	2019
Operating activities
Net Income (Loss)	$212,689	(105,054)
Changes in operating assets and liabilities:
Accounts receivable	(982,355)
Inventory	(1,117,163)
Property, Equipment and Intangible assets	(210,687)
Accounts payable and accrued liabilities	(15,331)	35,800
Shares to be issued - services rendered		45,000
Net cash used in operating activities	(2,112,847)	(24,254)
Financing activities
Due to related party	(172,390)	(7,727)
Shares Issued for Purchase of Bulk Assets	2,285,291
Net cash provided by financing activities	2,112,901	(7,727)
Net changes in cash	54	(31,981)
Cash at beginning of period	970	85,981
Cash at end of the year	$1,024	54,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Notes to the Condensed Consolidated Financial Statements

Presented in U.S. Dollars

Note 1 - Company overview

Hemp Technology Inc. of Wyoming and its subsidiaries, Hemp Technology Inc. of Kentucky, Hemp Biotech Inc. of Kentucky, and Sol Terra SAS of Colombia (collectively the “Company”) is publicly listed on the OTC under the symbol “HPTY.” The Company’s registered office is in Cheyenne, Wyoming and its principal executive office is located in Signal Hill, CA. The Company is a start-up in the production and distribution of innovative hemp-based, products. The Company’s planned primary products will be created from high quality strains of hemp. Hemp extracts are produced from industrial hemp, which is defined as Cannabis with less than 0.3% tetrahydrocannabinol (THC). THC causes psychoactive effects when consumed and is typically associated with marijuana (i.e. cannabis with high-THC content). The Company does not produce or sell medicinal or recreational marijuana or products derived from high-THC Cannabis/marijuana plants and is focused on industrial hemp usage related to fiber, building materials, seed derived oils and proteins.

Note 2 - Going concern

These condensed consolidated financial statements are prepared on a going concern basis. The Company has incurred continuing losses from its operations and as of July 31, 2020, the Company had an accumulated deficit of $7,218,176 resulting primarily from its previous biofuels business. The Company had a Net loss of $ 353,875 during its most recent year ended April 30, 2020 and a net income $212,689 in the three months ended July 31, 2020. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Basis of preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10 for the fiscal year ended April 30, 2020.

Basis of consolidation – The consolidated financial statements include the accounts of Hemp Technology Inc. and its subsidiaries, as of July 31, 2020 and 2019. The Company has six wholly owned subsidiaries: Hemp Technology Inc. of Kentucky, Hemp Biotech Inc. of Kentucky, Sol Terra SAS of Colombia 4033000, 4033001 and 4033002 of Wyoming. Inter-company balances and transactions are eliminated in preparing the consolidated financial statements. The accounting policies of the subsidiaries are consistent with Hemp Technology Inc.

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

Net Loss per share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the three months period ended July 31, 2020 and 2019, any equivalents would have been anti-dilutive as we had a loss for the period then ended.

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

Fair Values of Financial Instruments

The carrying amounts of cash, accounts payable, and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash but mitigates this risk by keeping these deposits at major financial institutions.

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

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. The Company has identified its federal tax return and its state tax return in Kentucky as its “major” tax jurisdictions, and all prior year returns remain subject to examination. The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. As December 31, 2017, the Company had made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company has finalized the accounting for the effects of the Tax Act during 2020. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined.

Stock based compensation

The Company follows ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock- based awards under ASC 718. The fair value is charged to earnings depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in line with the period over which it was earned. For employees and management, this is typically considered to be the vesting period of the award. For consultants, the fair value of the award is recorded over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 4 - Due to related parties and management compensation

All Interco transaction have been eliminated.

Note 5 - Common stock and Shares to be issued

The Company’s authorized share capital consists of 50 billion of shares of common stock and 10 billion of preferred stock. There are no preferred shares issued, and 44,029,197,258 common shares issued at July 31, 2020.

During the three months ended July 31, 2020:

●	the Company issued 100,000,000 shares of common stock to the owners of the assets as part of the Bulk Asset Purchase Agreement dated May 26, 2020 valued at $100,000 USD.
●	the Company issued 21,852,907,580 shares of common stock to the stockholders of the assets as part of the Bulk Asset/Share Exchange Agreement dated May 7, 2020 valued at $2,185,291 USD.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this registration statement, the terms “we”, “us” and “our” mean Hemp Technology Inc. and its subsidiaries, Hemp Technology Inc., Hemp Biotech Inc., Sol Terra, 4033000, 4033001 and 4033001 unless otherwise specified. In this registration statement, the terms “dollar”, “US$” or “$” refer to United States dollars and the term CDN$ refers to Canadian dollars.

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

Corporate History

Our company was originally incorporated in July 2005 in Nevada under the name “Loma Verde Inc.” Our company was initially formed for the purpose of acquiring and developing mineral properties and was therefore considered to be in the pre-exploration stage. Mineral claims with unknown reserves were acquired, but we did not establish the existence of commercially mineable ore deposits and we decided to abandon our mineral claims and to pursue other business opportunities, one of which was the alternative energy business.

In March 2007, we engaged in a merger with our wholly owned subsidiary, “Clean Power Concepts Inc.”, for the purpose of changing our name.

In April 2010, we changed our business focus to the operation of the business conducted by our subsidiary “General Bio Energy Inc.”, which was focused on the environmentally friendly green energy industry. General Bio Energy Inc. was incorporated in the Province of Saskatchewan in February 2006 under the name “Canadian Green Fuels Inc.” and changed its name to “General Bio Energy Inc.” in September 2008. General Bio Energy Inc. commenced its pre-production stage in May 2006 and began selling products in July 2008. From 2008 to 2011, we were engaged in the development of a bioenergy business focused on agricultural processing and the environmentally friendly green energy industry. We produced a range of products manufactured by crushing oilseeds and refining the by-products. Our subsidiary, General Bio Energy Inc., operated a fully integrated commercial oilseed crushing, bio-diesel refinery, which used its proprietary processes to produce two main co-products, oil and meal, each of which were further processed and then sold. The oil products produced from this process could be divided into three subcategories: (i) vegetable oil for human and animal consumption; (ii) biofuel and biofuel additives; and (iii) environmental lubricants and conditioners, penetrating sprays, dust suppressants, cutting oils and other “ECO-lubricants”. We also added a new group of oil products to our product mix: natural consumer health products. The meal and protein related products were used for agricultural and aquaculture feedstock. We considered our facility to be a “green” manufacturing facility because it had minimal effluents, using methods which are emissions friendly. Our production facility and head office were located in Regina, Saskatchewan.

From 2012 to 2019, we focused on clearing our debts from prior biofuels operations by issuing shares in exchange for the settlement of these liabilities, and on seeking a different venture for our shareholders. In 2013, our company changed its corporate jurisdiction to the State of Wyoming.

Our Current Business

On January 18, 2020, we changed our name to “Hemp Technology Inc.” and announced a new business plan in the emerging hemp related products business. We hired new management to carry out these plans and raised $0.3 million seed capital between March and September 2020 to commence the process.

The Company operates and intends to further obtain a diversified portfolio of subsidiary companies. Focusing on a variety of assets, products, and ancillary offerings in the hemp and related industries, the Company’s fluid business model is positioned to capitalize on, and adapt to, changing market conditions. Management of the Company continues to seek opportunities and strategic acquisitions that support its business model. Hemp Technology Inc., operates and intends to further augment their diversified portfolio of subsidiary companies. Focusing on a variety of assets, products, and ancillary offerings in the hemp and related industries, HPTY’s fluid business model is positioned to capitalize on, and quickly adapt to, changing market conditions. The Company is continually seeking opportunities and strategic acquisitions that support its business model and maintain alignment with the dynamic industry environment. The Company consists of subsidiaries which hold two hemp processing licenses in the state of Kentucky, Cannary Distribution in the Los Angeles metropolitan area, Verified Vapes, hardware manufacturer, and Pettanicals a high-quality nutritional pet supplement performance products brand. The Company currently has operations in the U.S. and Canada.

On May 2, 2020, Hemp Technology, a Wyoming corporation (the “Registrant” or “the Company”) and its wholly owned subsidiary 4033002, a newly formed Wyoming Corporation entered into an Asset/Share Exchange Agreement and corresponding Bulk Asset Sale Agreement with Cannary Packaging, Inc., “Cannary”), a private British Columbia company. Under the terms of the Asset/Share Exchange Agreement, Cannary agreed to exchange its non-operating assets to 4033002, the Registrant’s subsidiary. The non-operating assets were valued at approximately $2,200,000 and were exchanged for 21,852,907,580 of the Registrant’s unregistered restricted common shares (the “Issued Shares”) of newly issued common stock to existing shareholders of Cannary based on their pro-rata ownership in Cannary.

The purpose of acquiring these Non-Operating Assets is twofold: 1) 4033002 becomes the operating asset acquisition subsidiary for the Registrant; and 2) the acquisition of these Non-Operating Assets helps qualify Registrant for a NASDAQ listing.

On May 20, 2020, Hemp Technology, a Wyoming corporation (the “Registrant” or “the Company”) and its wholly owned subsidiary 4033001, a newly formed Wyoming Corporation entered into a Bulk Asset Sale Purchase Agreement with Vanessa Miskuski and Chad Costa. Under the terms of the Bulk Asset Sales Purchase Agreement Vanessa and Chad Costa agreed to sell to 4033001, the Registrant’s subsidiary, bulk assets, valued at $100,000, in exchanged for 1,000,000,000 unregistered restricted common shares of the Registrant. These bulk assets were formerly owned by Pettanicals Pet Treats, Inc., a private Canadian company, which has been dissolved in accordance with section 314(1) of the British Columbia Business Corporations Act.

Their assets are now the property of the former two owners. Management believes that by purchasing these assets, it may be able to revive the pet vitamin business, which is now defunct. There is no assurance or guarantees that management will be successful or able to revive this former business.

Results of Operations

Revenue

Comprised of sales made to other distributors.

Operating Expenses

We incurred operating expenses of $51,281 during the three months ended July 31, 2020. These expenses were primarily the result of engaging key staff to develop our business plan and fulfilling public company reporting obligations. Generally, the operation expenses were much lower due to the reduction of business and staff being laid off due to the pandemic as a result of the Corona Virus (Covid-19).

During the comparable periods in 2019, we were significantly higher.

Net Income from Operations

We incurred a Net operating income of $211,228 before other income, provision for income taxes net loss from operations during the three-month period ended July 31, 2020 and a net loss of $105,054 in the comparable period in 2019.

	For the Three Months Ended July 31,
	2020	2019
Revenue	$982,365	$-
Cost of Goods	718,395
Operating Expenses	51,281	105,054
Net Income (Loss)	212,689	(105,054)
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Liquidity and Capital Resources

	For the Three Months Ended July 31,
	2020	2019
Cash flow from operating activities	$(2,117,847)	$(24,254)
Cash flow from financing activities	2,112,901	(7,727)
Net cash flow	54	(31,981)

Net cash used in operating activities

For the three-month period ended July 31, 2020 the Company had net income of $212,689. Shares were issued to purchase the bulk assets and intangible asset valued at $2,300,000. During the comparable period in 2019, the Company had minimal activity.

For the three-month period ended July 31, 2020 the Company had net income of $212,689; $15,553 of decreased current liabilities and $1,327,849 increase in assets $982,355 increase in accounts receivable yielding a cash flow consumed in operating activities of $2,112,817.

Net cash provided by financing activities

During the three-month period ended July 31, 2020 we issued $2,285,591 of common shares in a private placement. Bulk asset/share agreement. During the comparable periods in 2019 the Company had no financing activities.

Working capital

	As at July 31, 2020	As at April 30, 2020
Current Assets	$2,100,542	$972
Current Liabilities	27,170	214,890
Working Capital (Deficit)	2,073,372	(213,918)

The Company’s current assets are substantially made up of Accounts receivables and Inventory. Cash balances decreased since April 30, 2020 due to expenditures to advance the business plan, which was partially offset by funds raised by issuing shares during the three-month period.

The Company’s current liabilities are made up of accounts payable and accrued liabilities.

Going concern

The Company has incurred continuing losses from its operations and as of April 30, 2020, the Company had an accumulated deficit of $7,430,865 resulting primarily from its previous biofuels business. The Company had net income of $212,689 during its most recent year ended April 30, 2020 and a loss of $211,229 in the three months ended July 31, 2020.

Off Balance Sheet Arrangements

As of July 31, 2020, the company had no off balance-sheet arrangements. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NA

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of July 31, 2020, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2020, due to the lack of segregation of duties.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of July 31, 2020, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

For information on risk factors, please refer to “Risk Factors” in the Company’s Form 10 Registration Statement, Section 1A, for the year ended April 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended July 31, 2020 the company issued common stock as follows:

●	100,000,000 shares of common stock to the owners of the assets as part of the Bulk Asset Purchase Agreement dated June 15, 2020
●	21,852,907,580 shares of common stock to the stockholders of the assets as part of the Bulk Asset/Share Exchange Agreement dated May 7, 2020

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMP TECHNOLOGY INC.

Date: September 21, 2020	By:	/s/ Michael D. Shenher
Michael D. Shenher
Chief Executive Officer (Principal executive officer)

Date: September 21, 2020	By:	/s/ Walter Schredl
Walter Schredl
Chief Financial Officer (Principal financial and accounting officer)

