Form 10-Q/A
period 2020-07-31
Hemp Technology, Inc.
filed 2020-09-25
CIK 1797956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends Hemp Technology’s (“the Company’) Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, which the Company previously filed with the U. S. Securities and Exchange Commission on September 21, 2020. The Company is filing this Amendment to state that it inadvertently filed the Original Form 10-Q without the review nor consent of its auditors. The Company’s auditors have not reviewed any of the information presented in the Original Form 10-Q. The auditors are not responsible for this oversight. Therefore, the information presented cannot be relied upon. The Company plans to amend this Form 10-Q/A, after the auditors have an opportunity to review and consent to the filing.

Except as described above, this Form 10-Q/A does not modify or update disclosure in, or exhibits to, the original Form 10-Q. Information not affected by this Form 10-Q/A remains unchanged and reflects the disclosures made at the time the original Form 10-Q was filed. For ease of reference, the entire original Form 10-Q, including all other exhibits filed therewith, is included with this Amendment.

HEMP TECHNOLOGY INC.

FORM 10-Q FOR THE THREE MONTHS ENDED July 31, 2020

PART I - FINANCIAL INFORMATION

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of July 31, 2020, and April 30, 2020

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	July 31,	April 30,
	2020	2020
	(Not Reviewed)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,024	970
Accounts Receivable	982,355
Inventories	1,117,163
Total Current Assets	2,100542	970
Property and Equipment, Net	74,214
Intangible Assets, Net	136,473
TOTAL ASSETS	$2,311,229	970
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$27,170	42,500
Due to related parties		172,390
Total Current Liabilities	27,170	214,890
TOTAL LIABILITIES	27,170	214,890

SHARE HOLDERS’ EQUITY
Share Capital	440,292	211,763
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

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended July 31, 2020 and 2019

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	Three Months Ended July 31,
	2020 (Not Reviewed)	2019 (Not Reviewed)
Revenues, net of discounts	$982,365
Cost of Goods Sold, net	(718,395)
Gross Profit	263,970
Expenses:
Selling, General, and Administrative	51,281	105,054

Total Expenses	51,281	105,054

Income (Loss) From Operations	212,789	(105,054)
Net Loss per share - basic and diluted	$0.00	(0.00)
Weighted average number of shares outstanding - basic and diluted	29,926,271,714	18,749,106,433

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	Common Stock		Shares		Additional	Accumulated	Total Stockholders’
	Number of Shares	Par value	To be Issued		Paid in Capital	Earnings (Deficit)	Equity (Deficit)
Balance, April 30, 2019	18,546,628,778	$185,466		$191,551	$6,768,512	$(7,076,990)	$68,539
Net Income (Loss)						(105,054)	(105,054)
Balance, July 31, 2019	18,546,628,778	$185,466		$191,551	$6,768,512	$(7,182,044)	$(36,515)
Balance, April 30, 2020	21,176,289,678	$211,763	$		$7,005,181	$(7,430,865)	$(213,920)
Shares issued for Bulk Asset Purchase	22,852,907,580	228,529			2,056,762		2,285,291
Net Income (Loss)						212,689	212,689

Balance, July 31, 2020	44,029,197,258	$440,292	$		$9,061,944	$(7,218,176)	$2,284,060

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31, 2020 and 2019

(Amounts Expressed in United States Dollars)

	Three Months Ended July 31,
	2020 (Not Reviewed)	2019 (Not Reviewed)
Operating activities
Net Income (Loss)	$212,689	(105,054)
Changes in operating assets and liabilities:
Accounts receivable	(982,355)
Inventory	(1,117,163)
Property, Equipment and Intangible assets	(210,687)
Accounts payable and accrued liabilities	(15,331)	35,800
Shares to be issued - services rendered		45,000
Net cash used in operating activities	(2,112,847)	(24,254)
Financing activities
Due to related party	(172,390)	(7,727)
Shares Issued for Purchase of Bulk Assets	2,285,291
Net cash provided by financing activities	2,112,901	(7,727)
Net changes in cash	54	(31,981)
Cash at beginning of period	970	85,981
Cash at end of the year	$1,024	54,000

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

	For the Three Months Ended July 31,
	2020 (Not Reviewed)	2019 (Not Reviewed)
Revenue	$982,365	$-
Cost of Goods	718,395
Operating Expenses	51,281	105,054
Net Income (Loss)	212,689	(105,054)
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Liquidity and Capital Resources

	For the Three Months Ended July 31,
	2020 (Not Reviewed)	2019 (Not Reviewed)
Cash flow from operating activities	$(2,117,847)	$(24,254)
Cash flow from financing activities	2,112,901	(7,727)
Net cash flow	54	(31,981)

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

Working capital

	As at July 31, 2020 (Not Reviewed)	As at April 30, 2020 (Not Reviewed)
Current Assets	$2,100,542	$972
Current Liabilities	27,170	214,890
Working Capital (Deficit)	2,073,372	(213,918)

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

HEMP TECHNOLOGY INC.

Date: September 25, 2020	By:	/s/ Michael D. Shenher
Michael D. Shenher
Chief Executive Officer (Principal executive officer)

Date: September 25, 2020	By:	/s/ Walter Schredl
Walter Schredl
Chief Financial Officer (Principal financial and accounting officer)

