Form 10-Q/A
period 2020-07-31
Hemp Technology, Inc.
filed 2020-11-23
CIK 1797956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

As of November 23, 2020, 44,029,197,258 of the registrant’s $0.00001 par value common shares were outstanding.

Explanatory Note

This Amendment No. 2 on Form 10-Q/A-2 amends Hemp Technology’s (“the Company’) Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, which amends Amendment No. 1 on Form 10-Q/A-1, which was previously filed with the U. S. Securities and Exchange Commission (“SEC”) on September 25, 2020, which amended the Company’s original Form 10-Q previously filed with the SEC on September 21, 2020. As stated on Form 10-Q/A-1, the Original Form 10-Q was inadvertently filed without the review nor consent of its auditors. The financials included in the Original Form 10-Q should not be relied upon since the auditors had not completed their interim review.

We are filing this Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2020 to reflect restatements of our Condensed Consolidated Balance Sheet at July 31, 2020, the Interim Condensed Consolidated Statements of Income (Loss) for the three months ended July 31, 2020, and the Interim Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2020, and the related notes thereto and to update our Controls and Procedures.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 - Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 4 – Controls and Procedures

With regards to Part I – Item 1 – Financial Statements, we have restated:

● Our balance sheets as of July 31, 2020

● Our statements of operations for the three months ended July 31, 2020, and

● Our statement of cash flows for the three months ended July 31, 2020 has been restated to show:

Several parts of the Original 10-Q are amended and/or restated by this Amended 10-Q/A-2. We have amended the Original 10-Q, and/or restated the financial information and out Control and Procedures in this Amended 10-Q/A-2. We have also disclosed as a Recent Event a summary of our Annual Shareholder Meeting. Readers should therefore read and rely on this Amended 10-Q/A-2 in lieu of the Original 10-Q.

Except as described above, this Form 10-Q/A-2 does not modify or update disclosure in, or exhibits to, the original Form 10-Q. Information not affected by this Form 10-Q/A-2 remains unchanged and reflects the disclosures made at the time the original Form 10-Q was filed. Accordingly, this Amended 10-Q/A-2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q, including any amendment to those filings.

Pursuant to the rules of the SEC, Part II, Item 6 of this Form 10-Q/A-2 includes the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

HEMP TECHNOLOGY INC.

FORM 10-Q FOR THE THREE MONTHS ENDED July 31, 2020

PART I - FINANCIAL INFORMATION

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of July 31, 2020, and April 30, 2020

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	July 31,	April 30,
	2020	2020
		(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,024	970
Accounts Receivable	950,229
Inventories	1,484,741
Total Current Assets	2,435,994	970
Property and Equipment, Net	74,214
Intangible Assets, Net	0
TOTAL ASSETS	$2,510,208	970
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$205,897	42,500
Due to related parties	137,077	172,390
Total Current Liabilities	$342,974	214,890
TOTAL LIABILITIES	342,974	214,890

SHAREHOLDERS’ EQUITY
Share Capital	440,292	211,763
Common stock, $0.00001 par value, 50,000,000,000 shares authorized; 44,029,197,258 shares issued and outstanding as at July 31, 2020 and 21,176,289,678 as at April 30, 2020 respectively
Additional paid in capital	8,935,470	7,005,181
Accumulated Deficit	(7,198,528)	(7,430,865)
TOTAL SHAREHOLDERS’ EQUITY	2,197,234	(213,920)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,540,208	970

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended July 31, 2020 and 2019

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	Three Months Ended July 31,
	2020	2019
Revenues, net of discounts	$950,239
Cost of Goods Sold, net	(679,012)
Gross Profit	271,227
Expenses:
Selling, General, and Administrative	38,890	105,054
Total Expenses	38,890	105,054

Income (Loss) From Operations	$232,337	(105,054)
Net Loss per share - basic and diluted	$0.00	(0.00)
Weighted average number of shares outstanding - basic and diluted	27,344,439,481	18,749,106,433

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	Common Stock			Additional		Total Stockholders’
	Number of Shares	Par value	Shares To be Issued	Paid in Capital	Accumulated Deficit	Equity (Deficit)
Balance, April 30, 2019	18,546,628,778	$185,466	$191,551	$6,768,512	$(7,076,990)	$68,539
Net loss	-	-	-	-	(105,054)	(105,054)
Balance, July 31, 2019	18,546,628,778	$185,466	$191,551	$6,768,512	$(7,182,044)	$(36,515)
Balance, April 30, 2020	21,176,289,678	$211,763	$-	$7,005,181	$(7,430,865)	$(213,920)
Shares issued for Bulk Asset Purchase
Cannary Packaging Inc.	21,852,907,580	218,529	-	1,930,289	-	2,148,818
Petannical Pet Treats	1,000,000,000	10,000	-	(10,000)	-	-
Net Income		-	-	-	232,337	232,337

Balance, July 31, 2020	44,029,197,258	$440,292	$-	$8,925,470	$(7,198,528)	$2,167,234

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31, 2020 and 2019

(Amounts Expressed in United States Dollars)

	Three Months Ended July 31,
	2020	2019
Operating activities
Net Income (Loss)	$232,337	(105,054)
Changes in operating assets and liabilities:
Accounts receivable	(950,229)
Inventory	(1,484,741)
Property, Equipment and Intangible assets	(74,214)
Accounts payable and accrued liabilities	163,396	35,800
Shares to be issued - services rendered		45,000
Net cash used in operating activities	(2,113,451)	(24,254)
Financing activities
Due to related party	(35,313)	(7,727)
Shares Issued for Purchase of Bulk Assets	2,148,818
Net cash provided by financing activities	2,113,505	(7,727)
Net changes in cash	54	(31,981)
Cash at beginning of period	970	85,981
Cash at end of the year	$1,024	54,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Notes to the Interim Condensed Consolidated Financial Statements

Presented in U.S. Dollars

Note 1 - Company overview

Hemp Technology Inc. of Wyoming and its subsidiaries, Hemp Technology Inc. of Kentucky, Hemp Biotech Inc. of Kentucky, and Sol Terra SAS of Colombia, 4033000, 4033001 and 4033002 of Wyoming (collectively the “Company”) is publicly listed on the OTC under the symbol “HPTY.” The Company’s registered office is in Cheyenne, Wyoming and its principal executive office is located in Signal Hill, CA. The Company is a start-up in the production and distribution of innovative hemp-based, products. The Company’s planned primary products will be created from high quality strains of hemp. Hemp extracts are produced from industrial hemp, which is defined as Cannabis with less than 0.3% tetrahydrocannabinol (THC). THC causes psychoactive effects when consumed and is typically associated with marijuana (i.e. cannabis with high-THC content). The Company does not produce or sell medicinal or recreational marijuana or products derived from high-THC Cannabis/marijuana plants and is focused on industrial hemp usage related to fiber, building materials, seed derived oils and proteins.

Note 2 - Going concern

These interim condensed consolidated financial statements are prepared on a going concern basis. The Company has incurred continuing losses from its operations and as of July 31, 2020, the Company had an accumulated deficit of $7,198,528 resulting primarily from its previous biofuels business. The Company had a Net loss of $ 353,875 during its most recent year ended April 30, 2020 and a net income $232,337 in the three months ended July 31, 2020, this casts significant doubt on the Company’s ability to continue as a going concern. The accompanying interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 – Restatement of previously issued interim condensed interim consolidated financial statements

The Company determined that its previously issued interim condensed interim consolidated financial statements as of and for the three months ended July 31, 2020 as originally filed with the Securities and Exchange Commission on September 21, 2020, should no longer be relied upon since the auditors had not completed their interim review and their comments were not incorporated into the documents as filed primarily related to the revenue, expenses, elimination of transaction between subsidiaries and related parties and the recent acquisitions of the assets valuation and purchase price allocations of the acquisition of Cannary Packaging Inc and Intangibles from Chad Costa and Vanessa Miskuski and related notes and disclosures regarding entities under common control.

The effects of these restatement adjustments of revenue of $32,216, expenses of $12,391, inventory of $367,578, decrease in intangibles $136,473, increase in accounts payable $178,727, related party transactions $137,077, and $136,473 decrease to Additional Paid in Capital, which impacted

(a)	the Company’s Interim Condensed Consolidated Balance Sheet as of July 31 2020,
(b)	the Company’s Interim Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended July 31, 2020,
(c)	the Company’s Interim Condensed Consolidated Statement of Stockholders’ Equity/(Deficit) for the three months ended July 31, 2020 and
(d)	the Company’s Interim Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2020 are presented below.

Impacts of restatement

The effects of the restatement on the line items within the Company’s Interim Condensed Consolidated Financial Statements as of July 31, 2020 are as follows:

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	July 31, 2020

	As previously reported	Adjusted	Restated
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,024		1,024
Accounts Receivable	982,355	(32,126)	950,229
Inventories	1,117,163	367,578	1,484,741
Total Current Assets	2,100,542	(32,126)	2,435,994
Property and Equipment, Net	74,214		74,214
Intangible Assets, Net	136,473	(136,473)	0
TOTAL ASSETS	$2,311,229	(165,599)	2,510,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$27,170	178,727	205,897
Due to related parties		137,077	137,077
Total Current Liabilities	27,170	315,804	342,974
TOTAL LIABILITIES	27,170	315,804	342,974

SHAREHOLDERS’ EQUITY
Share Capital	440,292		440,292
Common stock, $0.00001 par value, 50,000,000,000 shares authorized; 44,029,197,258 shares issued and outstanding as at July 31 2020 and 21,176,289,678 as at April 30, 2020 respectively
Additional paid in capital	9,061,944	(136,473)	8,925,470
Accumulated Deficit	(7,218,176)	(19,648)	(7,198,528)
TOTAL SHAREHOLDERS’ EQUITY	2,284,059	(116,825)	2,167,234
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,311,229	198,979	2,540,208

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	July 31, 2020

	As previously reported	Adjusted	Restated
Revenues, net of discounts	$982,365	(32,126)	950,239
Cost of Goods Sold, net	718,395	(39,383)	679,012
Gross Profit	263,970	7,257	271,227
Expenses:
Selling, General, and Administrative	51,281	(12,391)	38,890

Total Expenses	51,281	(12,391)	38,890

Income (Loss) From Operations	212,689	19,648	232,337

Net Loss per share - basic and diluted	$0.00	(0.00)	0.00
Weighted average number of shares outstanding - basic and diluted	29,926,271,714	(2,581,832,233)	27,344,439,481

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts Expressed in United States Dollars)

	July 31, 2020

	As previously reported	Adjusted	Restated
Operating activities
Net Income (Loss)	$212,689	19,648	232,337
Changes in operating assets and liabilities:
Accounts receivable	(982,355)	32,126	(950,229)
Inventory	(1,117,163)	(367,578)	(1,484,741)
Property, Equipment and Intangible assets	(210,687)	136,473	(74,214)
Accounts payable and accrued liabilities	(15,331)	178,727	163,396
Shares to be issued - services rendered
Net cash used in operating activities	(2,112,847)	(604)	(2,113,451)
Financing activities
Due to related party	(172,390)	137,077	(35,313)
Shares Issued for Purchase of Bulk Assets	2,285,291	(136,473)	2,074,604
Net cash provided by financing activities	2,112,901	604	2,039,291
Net changes in cash	54	0	-74,160
Cash at beginning of period	970	0	970
Cash at end of the year	$1,024	0	1,024

Note 4 - Basis of preparation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10 for the fiscal year ended April 30, 2020.

Basis of consolidation – The interim condensed consolidated financial statements include the accounts of Hemp Technology Inc. and its subsidiaries, as of July 31, 2020 and 2019. The Company has six wholly owned subsidiaries: Hemp Technology Inc. of Kentucky, Hemp Biotech Inc. of Kentucky, Sol Terra SAS of Colombia, 4033000, 4033001 and 4033002 of Wyoming. Inter-company balances and transactions are eliminated in preparing the interim condensed consolidated financial statements. The accounting policies of the subsidiaries are consistent with Hemp Technology Inc.

Use of estimates - The preparation of interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of expenses. We believe that the accounting estimates employed are appropriate and that the resulting balances are reasonable; however, due to the inherent uncertainty in making estimates, actual results could differ from the original estimates, resulting in changes to these balances in future periods.

Net income (loss) per share

We calculate net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the three months period ended July 31, 2020 and 2019, any equivalents would have been anti-dilutive as we had a loss for the period then ended.

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

Fair Values of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and due to related parties approximate their fair value due to the short-term nature of these instruments. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash but mitigates this risk by keeping these deposits at major financial institutions.

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

Impairment of Long-Lived Assets

Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Condensed Interim Consolidated Statement of Operations.

Inventories

Inventories is stated at the lower of cost, determined principally under the first-in, first-out method, or net realizable value. Inventories include the cost of vape hardware, terpenes and packaging. Obsolete or excess inventories are reflected at their estimated realizable values. Net realizable value is the estimated sales revenue for a normal period of activity less expected selling costs. Allowances for excess and obsolete inventory are recognized for excess amounts, obsolescence and declines in net realizable value below cost. Estimation and judgement are required in determining the value of the allowance for excess and obsolete inventory at each balance sheet date. Management specifically analyzes estimates of future demand for products when determining allowances for excess and obsolete inventory. Changes in these estimates could result in revisions to the valuation of inventory in future periods.

Property and Equipment

Property, equipment and improvements to leased premises are depreciated using the straight-line method over the estimated useful lives of the assets, or when applicable, the term of the lease, whichever is shorter. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally as follows:

Machinery and equipment – 20%

Office Equipment – 30%

Furniture & Fixtures – 20%

Revenue Recognition

Sales comprise the fair value of the consideration received or receivable for the sale of goods and rendering of services in the ordinary course of the Company’s activities. Sales are presented, net of sales tax, rebates and discounts, and after eliminating sales within the Company. The Company recognizes revenue when the amount of revenue and related cost can be reliably measured, it is probable that the collectability of the related receivables is reasonably assured and when the specific criteria for each of the Company’s activities are met as follows:

Sale of goods –Revenue from these sales is recognized when an entity has delivered the parts to locations specified by its customers and the customers have accepted the parts in accordance with the sales contract. Products are sold to certain customers with volume discount and these customers also have the right to return faulty parts. Revenue from these sales is recorded based on the contracted price less the estimated volume discount and returns at the time of sale. Past experience and projections are used to estimate the anticipated volume of sales and returns.

Cost of Goods Sold

Costs are directly related to expenses to sell the Company’s products and services are recorded as cost of goods sold when the related revenue is recognized. The Company records inventory costs of the associated products delivered to customers within cost of goods sold.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying interim condensed consolidated financial statements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Changes to Disclosure Requirements for Fair Value Measurements, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The ASU removes, modifies, and adds certain disclosure requirements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company determined there is no material impact on the adoption of this standard on its interim condensed consolidated financial statements.

In December 2019, the FASB Issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine its impact it may have on its financial statements.

In January 2020, the FASB issued ASU 2020-1, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-1made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the potential impact of adoption of this standard on its consolidated financial statements. Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Update on COVID-19

On March 11, 2020, the World Health Organization (“WHO”) recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including in the markets that the Company operates in, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-sweeping quarantines and stay-at-home orders. As a result, COVID-19 has significantly curtailed global economic activity, including in the industries in which the Company operates.

Note 5 - Due to related parties and management compensation

At July 31, 2020, the Company had non-interest bearing, unsecured, payables with no specified terms of repayment, due to an entity controlled by two Officers of the Company in the amount of $137,077 ($172,390 as at April 30, 2020)

Note 6 – Transactions between entities under common control

The transactions that have been completed during the period ended July 31, 2020 have been accounted for pursuant to ASC 805-50, Transactions Between Entities Under Common Control. A common control transaction is similar to a business combination, however, does not meet the definition of a business combination, because there is no change in control over the entity by the parent. Therefore, the accounting and reporting for the transaction between entities under common control are outside the scope of the business combinations guidance in ASC 805-10, ASC 805-20, and ASC 805-30, and addressed in ASC 805-50.

(a)	On June 18th 2020, the Company acquired from Vanessa Miskuski and Chad Costa certain intangible assets related to the pet supplement industry in exchange for 1,000,000,000 common shares. Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intangible assets had a $nil historical cost, and therefore, recorded in Additional Paid in Capital.
(b)	On July 7th, 2020, the Company acquired specified assets from Cannary Packaging Inc. in the form of Accounts Receivables, Inventory, Property and Equipment, and Intangible Assets in exchange for 21,852,907,580 common shares. Given the transaction was between two entities which principal owners have significant influence, the transaction was completed through ASC 805-50-30-5 relating to transactions between entities under common control. The intangible assets had a $nil historical cost, and therefore, recorded in Additional Paid in Capital, while the other assets acquired were recorded at their historical cost.

The preliminary allocation of the consideration transferred is as follows:
Shares issued in connection with acquisition	$2,185,291
Total purchase price	$2,185,291

Accounts receivable	$239,046
Inventory	1,835,558
Net Property, plant, and equipment	74,214
Additional Paid In Capital	36,473
Total purchase price allocation	$2,185,291

Note 7 - Common stock

The Company’s authorized share capital consists of 50 billion of shares of common stock and 10 billion of preferred stock. There are no preferred shares issued, and 44,029,197,258 common shares issued at July 31, 2020.

During the three months ended July 31, 2020:

●	the Company issued 100,000,000 shares of common stock to the owners of the assets as part of the Bulk Asset Purchase Agreement dated June 18, 2020 valued at $100,000 USD.
●	the Company issued 21,852,907,580 shares of common stock to the stockholders of the assets as part of the Bulk Asset/Share Exchange Agreement dated July 7, 2020 valued at $2,185,291 USD.

Note 8 Commitments and Contingencies

Claims and Litigation

From time to time, the Company and/or its subsidiaries may become defendants in legal actions and the Company intends to defend itself against all legal claims. As of the date of this report, the Company is not aware of any other material or significant claims against it.

Commitments

The Company has a lease commitment related to the office space, facilities and warehouses expiring on July 31 2023.

Note 9 – Subsequent Events

On August 11, 2020, Hemp Technology Inc entered into a purchase and sale agreement dated August 11, 2020, to acquire substantially all of the assets of True Leaf Pet Inc. (“TLP”) in exchange for $300,000 CAD. The closing of the transaction pursuant to the Sale Agreement (the “Transaction”) was subject to approval by the Court of the Transaction within 30 days of the execution date. The Transaction closed September 11, 2020.

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

On May 20, 2020, Hemp Technology, a Wyoming corporation (the “Registrant” or “the Company”) and its wholly owned subsidiary 4033001, a newly formed Wyoming Corporation entered into a Bulk Asset Sale Purchase Agreement with Vanessa Miskuski and Chad Costa. Under the terms of the Bulk Asset Sales Purchase Agreement Vanessa and Chad Costa agreed to sell to 4033001, the Registrant’s subsidiary, intangible assets valued at historical cost, in exchanged for 1,000,000,000 unregistered restricted common shares of the Registrant. The intangible assets were formerly owned by Pettanicals Pet Treats, Inc., a private Canadian company, which has been dissolved in accordance with section 314(1) of the British Columbia Business Corporations Act. Management believes that by purchasing these intangibles, it may be able to revive the pet vitamin business, which is now defunct. There is no assurance or guarantees that management will be successful or able to revive this former business.

Recent Event

On November 12, 2020 the Company held its Annual Shareholder meeting. At the meeting, approximately 86% of the total issued and outstanding shares voted in favor of:

1.	Election of Directors
	a.	Michael Shenher
	b.	Chad Costa
	c.	Walter Shredl
2.	Approval to effectuate a reverse stock split, where the current total and issued outstanding common shares does not exceed 20,000,000 shares
3.	In favor or an advisory vote on the Company’s Executive Compensation
4.	In favor of advisory vote on the frequency of a three-year cycle on the advisory vote on executive compensation.
5.	Ratified the appointment of MNP LLP, Member of Praxity as the Company’s Independent Registered Public Accounting Firm

Results of Operations

Revenue

Comprised of sales made to other distributors.

Operating Expenses

We incurred operating expenses of $38,890 during the three months ended July 31, 2020. These expenses were primarily the result of engaging key staff to develop our business plan and fulfilling public company reporting obligations. Generally, the operation expenses were much lower due to the reduction of startup costs and staff being laid off due to the pandemic as a result of the Corona Virus (Covid-19).

Net Income from Operations

We incurred a Net operating income of $232,377 before other income, provision for income taxes net loss from operations during the three-month period ended July 31, 2020 and a net loss of $105,054 in the comparable period in 2019.

	For the Three Months Ended July 31,
	2020	2019
Revenue	$950,239	$-
Cost of Goods	679,012
Operating Expenses	38,890	105,054
Net Income (Loss)	232,337	(105,054)
Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)

Liquidity and Capital Resources

	For the Three Months Ended July 31,
	2020	2019
Cash flow from operating activities	$35,367	$(24,254)
Cash flow from financing activities	(35,313)	(7,727)
Net cash flow	54	(31,981)

Net cash used in operating activities

For the three-month period ended July 31, 2020 the Company had net income of $232,337. Accounts payable increased by $163,396 during the period, increase in accounts receivable recorded subsequent to acquisition of $711,183, and decrease in inventory subsequent to acquisition of $350,817. During the comparable period in 2019, the Company had minimal activity.

Net cash provided by financing activities

During the three-month period ended July 31, 2020 the Company had a decrease in amounts due to related parties of $35,313. During the comparable periods in 2019 the Company had no financing activities.

Working capital

	As at July 31, 2020	As at April 30, 2020
Current Assets	$2,435,994	$970
Current Liabilities	342,974	214,890
Working Capital (Deficit)	2,093,020	(213,920)

The Company’s current assets are substantially made up of Accounts receivables and Inventory. Cash balances stayed consistent since April 30, 2020 as the Company issued shares for transactions during the three-month period.

The Company’s current liabilities are made up of accounts payable and accrued liabilities, and dues to a related party.

Going concern

The Company has incurred continuing losses from its operations and as of April 30, 2020, the Company had an accumulated deficit of $7,430,865 resulting primarily from its previous biofuels business. The Company had a loss of $211,229 during its most recent year ended April 30, 2020 and net income of $232,337 in the three months ended July 31, 2020.

Off Balance Sheet Arrangements

As of July 31, 2020, the Company had no off balance-sheet arrangements. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

Critical Accounting Estimates and Policies

The preparation of these interim condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the interim condensed consolidated financial statements and reported amounts of expenses during the reporting period.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, include, but are not limited to, the following: fair value of transactions involving shares of common stock, assessment of the useful life and evaluation for impairment of capital assets. Other areas requiring estimates include allocations of expenditures, depletion and amortization of capital assets.

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

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2020, due to the lack of segregation of duties, internal miscommunications, lack of timely review of the financials; and need for an audit committee.

Remediation of Material Weakness

Management is developing a plan to institute protocols to avoid miscommunications and to identify causes of the control deficiencies that give rise to the material weaknesses. Until the remediation efforts are fully implemented, and an audit committee is appointed, management expects material weaknesses will continue to exist.

Remediation Efforts Management

Management is committed to the remediation of the material weaknesses, as well as the continued improvement of our internal control over financial reporting. To address the material weakness noted above, the Company is in the process of:

1) Putting into effect chronological actions, effective immediately, to begin preparing the financials immediately after the reporting period. Such measures would include to immediately send over to the independent auditor’s preliminary financials, at which point, the Company will contact its law firm with these preliminary financials. Also, establish a channel of communications with the Company’s law firm, its independent auditors and the filing agent to ensure that proper sign-off has been secured from the independent auditors before the filing agent makes any filing;

2) reviewing and updating the required timeline and requirements for the accounting close to provide sufficient time to review the financials and footnotes in the inclusion of the interim condensed consolidated financial statements;

3) reviewing recent and subsequent events to ensure adequate resources to ensure readiness and timeliness to be included in the Company’s financial statements;

4) assessing the required training needs to ascertain continuous development of existing personnel;

5) developing a segregation of duties, where checks and balances can be established in preparing the financials; and

6) when resources become available, establish an audit committee.

It is our goal to continue our evaluation and improve our internal control over financial reporting, management may modify the actions described above or identify and take additional measures to address control deficiencies. The Company is in the process of implementing the internal control processes effective immediately.

Changes in Internal Control over Financial Reporting

We believe the remedial measures discussed above will help us remediate the material weaknesses noted. We believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Accordingly, the material weaknesses have not been remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended July 31, 2020 the Company issued common stock as follows:

●	1,000,000,000 shares of common stock to the owners of the assets as part of the Bulk Asset Purchase Agreement dated June 18, 2020
●	21,852,907,580 shares of common stock to the stockholders of the assets as part of the Bulk Asset/Share Exchange Agreement dated July 7, 2020

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMP TECHNOLOGY INC.

Date: November 23, 2020	By:	/s/ Michael D. Shenher
Michael D. Shenher
Chief Executive Officer (Principal executive officer)

Date: November 23, 2020	By:	/s/ Walter Schredl
Walter Schredl
Chief Financial Officer (Principal financial and accounting officer)

