Form 10-Q/A
period 2020-07-31
Hemp Technology, Inc.
filed 2020-11-24
CIK 1797956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

Explanatory Note

This Amendment No. 3 on Form 10-Q/A-3 amends Hemp Technology’s (“the Company’) Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, which amends Amendment No. 2 on Form 10-Q/A-2, which was previously filed with the U.S. Securities Exchange Commission (“SEC”) on November 23, 2020, which amended Form 10-Q/A-1, which was previously filed with the U. S. Securities and Exchange Commission (“SEC”) on September 25, 2020, which amended the Company’s original Form 10-Q previously filed with the SEC on September 21, 2020. After we received the auditor’s signed-off reviewed financials for Form 10-Q/A-2, we mistakenly sent the wrong file to our filing agent. We have immediately notifed our auditor of this filing error and Form 10-Q/A-3 filing properly represents the auditor’s reviewed financials. As stated on Form 10-Q/A-1, the Original Form 10-Q was inadvertently filed without the review nor consent of its auditors. The financials included in the Original Form 10-Q should not be relied upon since the auditors had not completed their interim review.

We are filing this Amendment No. 3 to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2020 to reflect restatements of our Condensed Consolidated Balance Sheet at July 31, 2020, the Interim Condensed Consolidated Statements of Income (Loss) for the three months ended July 31, 2020, and the Interim Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2020, and the related notes thereto and to update our Controls and Procedures.

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

With regards to Part I – Item 1 – Financial Statements, we have restated:

● Our balance sheets as of July 31, 2020

● Our statements of operations for the three months ended July 31, 2020, and

● Our statement of cash flows for the three months ended July 31, 2020 has been restated to show:

Several parts of the Original 10-Q are amended and/or restated by this Amended 10-Q/A-3. We have amended the Original 10-Q, and/or restated the financial information and out Control and Procedures in this Amended 10-Q/A-2. We have also disclosed as a Recent Event a summary of our Annual Shareholder Meeting. Readers should therefore read and rely on this Amended 10-Q/A-3 in lieu of the Original 10-Q.

Except as described above, this Form 10-Q/A-2 does not modify or update disclosure in, or exhibits to, the original Form 10-Q. Information not affected by this Form 10-Q/A-2 remains unchanged and reflects the disclosures made at the time the original Form 10-Q was filed. Accordingly, this Amended 10-Q/A-3 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q, including any amendment to those filings.

Pursuant to the rules of the SEC, Part II, Item 6 of this Form 10-Q/A-3 includes the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

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
Common stock, $0.00001 par value, 50,000,000,000 shares authorized; 44,029,197,258 shares issued and outstanding as at July 31, 2020, and 21,176,289,678 as at April 30, 2020 respectively
Additional paid in capital	8,925,470	7,005,181
Accumulated Deficit	(7,198,528)	(7,430,865)
TOTAL SHAREHOLDERS’ EQUITY	2,167,234	(213,920)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,510,208	970

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended July 31, 2020 and 2019

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	Three Months Ended July 31,
	2020	2019
Revenues, net of discounts	$950,239
Cost of Goods Sold, net	(679,012)
Gross Profit	271,227
Expenses:
Selling, General, and Administrative	38,890	105,054

Total Expenses	38,890	105,054

Income (Loss) From Operations	232,337	(105,054)
Net Loss per share - basic and diluted	$0.00	(0.00)
Weighted average number of shares outstanding - basic and diluted	27,344,439,481	18,749,106,433

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts Expressed in United States Dollars)

	Common Stock
	Number of Shares	Par value	Shares To be Issued	Additional Paid in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance, April 30, 2019	18,546,628,778	$185,466	-	6,768,512	(7,076,990)	68,539
Shares to be issued - services
Sales of shares
Settle shares to be issued
Net Income (Loss)					(105,054)	(105,054)
Balance, July 31, 2019	18,546,628,778	$185,466	191,551	6,768,512	(7,182,044)	(36,515)
Balance, April 30, 2020	21,176,289,678	$211,763	-	7,005,182	(7,430,865)	(213,921)
Shares to be issued - services
Sales of shares
Shares issued for Bulk Asset Purchase
Cannary Packaging Inc.	21,852,907,580	218,529		1,966,762		2,185,291
Chad Costa and Vanessa Miskuski	1,000,000,000	10,000		90,000		100,000
Intangibles				(136,473)		(136,473)
Net Income (Loss)					232,337	232,337
Balance, July 31, 2020	44,029,197,258	$440,292		8,925,470	(7,198,528)	2,167,234

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

Impacts of restatement

The effects of the restatement on the line items within the Company’s Interim Condensed Consolidated Financial Statements as of July 31, 2020 are as follows:

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	July 31, 2020

	As previously reported	Adjusted	Restated
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,024		1,024
Accounts Receivable	982,355	(32,126)	950,229
Inventories	1,117,163	367,578	1,484,741

Total Current Assets	2,100,542	335,452	2,435,994

Property and Equipment, Net	74,214		74,214
Intangible Assets, Net	136,473	(136,473)	0

TOTAL ASSETS	$2,311,229	198,979)	2,510,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$27,170	178,727	205,897
Due to related parties		137,077	137,077

Total Current Liabilities	27,170	315,804	342,974

TOTAL LIABILITIES	27,170	315,804	342,974

SHAREHOLDERS’ EQUITY
Share Capital	440,292		440,292
Common stock, $0.00001 par value, 50,000,000,000 shares authorized; 44,029,197,258 shares issued and outstanding as at July 31 2020 and 21,176,289,678 as at April 30, 2020 respectively
Additional paid in capital	9,061,943	(136,473)	8,925,470
Accumulated Deficit	(7,218,176)	19,648)	(7,198,528)
TOTAL SHAREHOLDERS’ EQUITY	2,284,059	(116,825)	2,167,234
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,311,229	198,979	2,510,208

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

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts Expressed in United States Dollars)

	July 31, 2020

	As previously reported	Adjusted	Restated
Operating activities
Net Income (Loss)	$212,689	19,648	232,337
Changes in operating assets and liabilities:
Accounts receivable	(982,355)	32,126	(950,229)
Inventory	(1,117,163)	(367,578)	(1,484,741)
Property, Equipment and Intangible assets	(210,687)	136,473	(74,214)
Accounts payable and accrued liabilities	(15,331)	178,727	163,396
Shares to be issued - services rendered
Net cash used in operating activities	(2,112,847)	(604)	(2,113,451)
Financing activities
Due to related party	(172,390)	137,077	(35,313)
Shares Issued for Purchase of Bulk Assets	2,285,291	(136,473)	2,148,818
Net cash provided by financing activities	2,112,901	604	2,113,505
Net changes in cash	54	0	54
Cash at beginning of period	970	0	970
Cash at end of the year	$1,024	0	1,024

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

HEMP TECHNOLOGY INC.

Date: November 24, 2020	By:	/s/ Michael D. Shenher
Michael D. Shenher
Chief Executive Officer (Principal executive officer)

Date: November 24, 2020	By:	/s/ Walter Schredl
Walter Schredl
Chief Financial Officer (Principal financial and accounting officer)

