Form 10-Q
period 2020-10-31
Hemp Technology, Inc.
filed 2020-12-22
CIK 1797956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-56135

HEMP TECHNOLOGY INC.

(Exact Name of Registrant as Specified in Its Charter)

Wyoming	98-0490694
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2232 Dell Range Blvd, Ste 245, Cheyenne, WY 82009	82009
(Address of Principal Executive Offices)	(Zip Code)

(437) 230-7399

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Shares, Par Value $0.00001	HPTY	OTC-Pink Sheets

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

As of October 31, 2020, 44,029,197,258 of the registrant’s $0.00001 par value common shares were outstanding.

HEMP TECHNOLOGY INC.

FORM 10-Q FOR THE SIX MONTHS ENDED October 31, 2020

PART I - FINANCIAL INFORMATION

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of October 31, 2020, and April 30 2020

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	October 31,	April 30,
	2020	2020
		(Audited)
ASSETS
Current Assets:
Cash	$149,765	970
Accounts Receivable	1,532,716	-
Prepaid Expenses	163,241	-
Inventories	791,441	-

Total Current Assets	2,637,163	970

Property and Equipment, Net	73,586	-

TOTAL ASSETS	$2,710,749	970
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$552,762	42,500
Due to related parties	-	172,390
Loan	212,000

Total Current Liabilities	764,762	214,890

TOTAL LIABILITIES	764,762	214,890

SHAREHOLDERS’ EQUITY
Share Capital	440,292	211,763
Shares to be Issued	47,903
Common stock, $0.00001 par value, 50,000,000,000 shares authorized; 44,029,197,258 shares issued and outstanding as at October 31, 2020 and 21,176,289,678 as at April 30, 2020 respectively
Additional paid in capital	8,877,567	7,005,181
Accumulated Deficit	(7,419,775)	(7,430,865)
TOTAL SHAREHOLDERS’ EQUITY	1,945,987	(213,920)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,710,749	970

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Six Months Ended October 31, 2020 and 2019

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Revenues, net of discounts	2,405,342	-	$3,355,581	$-
Cost of Goods Sold, net	2,130,219	-	2,809,231	-
Gross Profit	275,123	-	546,350	-
Expenses:
Selling, General, and Administrative	483,075	106,174	521,965	211,228

Total Expenses	483,075	106,174	521,965	211,228

Income (Loss) From Operations	(207,952)	(106,174)	24,385	(211,228)
Other Income (Expenses)
Interest	(13,295)	-	(13,295)	-
Total Other Income (Expenses)	(13,295)		(13,295)
Income (Loss) Before Income Taxes	(221,247)	(106,174)	11,090	(211,228)
Income Tax Expense	-	-	-	-
Net Comprehensive Income (Loss)	(221,247)	(106,174)	11,090	(211,228)
Net Loss per share - basic and diluted	0.00	-	$-	$-
Weighted average number of shares outstanding - basic and diluted	44,029,197,258	22,196,289,678	35,686,818,370	22,196,289,678

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	Common Stock					Total
	Number of Shares	Par value	Shares To be Issued	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, April 30, 2019	18,546,628,778	$185,466	$191,551	$6,768,512	$(7,076,990)	$68,539
Shares to be issued – services			45,000			45,000
Sales of shares	264,150,900	2,642		23,774		26,415
Shares issued for Pettanicals deposit	1,020,000,000	10,200		91,800		102,000
Settle shares to be issued	2,365,510,000	23,655	(236,551)	212,986		-
Net loss	-	-	-	-	211,228	(211,228)
Balance, October 31, 2019	22,196,289,678	$211,963	$-	$7,096,981	$(7,288,218)	$(30,726)
Balance, April 30, 2020	21,176,289,678	$211,763	$-	$7,005,181	$(7,430,865)	$(213,921)
Shares issued for Bulk Asset Purchase
Cannary Packaging Inc.	21,852,907,580	218,529	47,903	1,966,762	-	2,233,194
Petannical Pet Treats	1,000,000,000	10,000	-	90,000	-	100,000
Intangibles				(184,376)		(184,376)
Net Income		-	-	-	11,090	11,090

Balance, October 31, 2020	44,029,197,258	$440,292	$-	$8,925,470	$(7,419,775)	$1,945,987

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31,2020 and 2019

(Amounts Expressed in United States Dollars)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Operating activities
Net Income (Loss)	$(221,247)	$(106,174)	$11,090	$(211,228)
Non-Cash Transactions
Depreciation and amortization	4,331	-	4,331	-
Shares to be issued - services rendered	-	-	-	45,000
Changes in operating assets and liabilities:	-	-	-	-
Accounts receivable	(582,487)	-	(1,293,670)	-
Prepaid	(163,241)	-	(163,241)	-
Inventory	693,300	-	1,044,117	-
Property, Equipment and Intangible assets	(3,703)	-	(3,703)	-
Accounts payable and accrued liabilities	346,865	16,408	510,261	52,208
Net cash (used in) operating activities	73,818	(89,766)	109,185	(114,020)
Financing activities
Loan	212,000	-	212,000	-
Due to related party	(137,077)	36,803	(172,390)	29,076
Shares issued for cash	-	26,415	-	26,415
Net cash provided by financing activities	74,923	63,218	39,610	55,491
Net changes in cash	148,741	(26,548)	148,795	(58,529)
Cash at beginning of period	1,024	54,000	970	85,981
Cash at end of the period	$149,765	$27,452	$149,765	$27,452

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Hemp Technology Inc.

Notes to the Interim Condensed Consolidated Financial Statements

Presented in U.S. Dollars

Note 1 - Company overview

Hemp Technology Inc. of Wyoming and its subsidiaries, Hemp Technology Inc. of Kentucky, Hemp Biotech Inc. of Kentucky, and Sol Terra SAS of Colombia, (a Dissolved Subsidiary. The company investigated economic viability in Columbia, management determined it cost more to operate the subsidiary than any profit it could generate. The subsidiary was closed. The amount of money was minimal and had no effect on our balance sheet), 4033000, 4033001 and 4033002 of Wyoming (collectively the “Company”) is publicly listed on the OTC under the symbol “HPTY.” The Company’s registered office is in Cheyenne, Wyoming. The Company is a start-up in the production and distribution of innovative hemp-based, products, vaporizer hardware and related batteries. The Company’s planned primary products will be created from high quality strains of hemp. Hemp extracts are produced from industrial hemp, which is defined as Cannabis with less than 0.3% tetrahydrocannabinol (THC). THC causes psychoactive effects when consumed and is typically associated with marijuana (i.e. cannabis with high-THC content). The Company does not produce or sell medicinal or recreational marijuana or products derived from high-THC Cannabis/marijuana plants and is focused on industrial hemp usage related to fiber, building materials, seed derived oils and proteins.

Note 2 - Going concern

These interim condensed consolidated financial statements are prepared on a going concern basis. The Company has incurred continuing losses from its operations and as of October 31, 2020, the Company had an accumulated deficit of $7,419,775 resulting primarily from its previous biofuels business. The Company had a net loss of $353,875 during its most recent year ended April 30, 2020 and a net income $11,090 in the six months ended October 31, 2020,

Note 3 - Basis of preparation

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

Basis of consolidation – The interim condensed consolidated financial statements include the accounts of Hemp Technology Inc. and its subsidiaries, as of October 31, 2020 and 2019. The Company has six wholly owned subsidiaries: Hemp Technology Inc. of Kentucky, Hemp Biotech Inc. of Kentucky, Sol Terra SAS of Colombia, 4033000, 4033001 and 4033002 of Wyoming. Inter-company balances and transactions are eliminated in preparing the interim condensed consolidated financial statements. The accounting policies of the subsidiaries are consistent with Hemp Technology Inc.

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

Net income (loss) per share

We calculate net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the Six months period ended October 31, 2020 and 2019, any equivalents would have been anti-dilutive as we had income (loss) for the period then ended.

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent is the U.S. dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive loss in the condensed consolidated balance sheets and net income (loss) on the statement of operations as comprehensive income (loss).

Fair Values of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, due to related parties, and loans approximate their fair value due to the short-term nature of these instruments. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash but mitigates this risk by keeping these deposits at major financial institutions.

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

Property and Equipment

Property, equipment, and improvements to leased premises are depreciated using the straight-line method over the estimated useful lives of the assets, or when applicable, the term of the lease, whichever is shorter. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally as follows:

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

Sale of goods –Revenue from these sales is recognized when an entity has delivered the goods to locations specified by its customers and the customers have accepted the parts in accordance with the sales contract. Products are sold to certain customers with volume discount and these customers also have the right to return faulty goods. Revenue from these sales is recorded based on the contracted price less the estimated volume discount and returns at the time of sale. Past experience and projections are used to estimate the anticipated volume of sales and returns.

Cost of Goods Sold

Costs are directly related to expenses to sell the Company’s products and services are recorded as cost of goods sold when the related revenue is recognized. The Company records inventory costs of the associated products delivered to customers within cost of goods sold.

Acquisitions

In accordance with the guidance for business combinations (“ASC 805”), we determine whether a transaction or other event is a business combination, which requires that the assets acquired, and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition related costs and fees associated with asset acquisitions and immediately expense acquisition related costs and fees associated with business combinations.

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

In January 2020, the FASB issued ASU 2020-1, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-1 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the potential impact of adoption of this standard on its consolidated financial statements. Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

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

Note 4 - Due to related parties and management compensation

At October 31, 2020, the Company had non-interest bearing, unsecured, payables with no specified terms of repayment, due to an entity controlled by two Officers of the Company in the amount of $ nil and $172,390 as at April 30, 2020

Note 5 – Transactions between entities under common control

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

(a)	On June 18th 2020, the Company acquired from Vanessa Miskuski and Chad Costa certain intangible assets related to the pet supplement industry in exchange for 1,000,000,000 common shares. Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intangible assets had a $nil historical cost, and therefore, recorded in Additional Paid in Capital.
(b)	On July 7th, 2020, the Company acquired specified assets from Cannary Packaging Inc. in the form of Accounts Receivables, Inventory, Property and Equipment, and Intangible Assets in exchange for 22,334,123,011 common shares. Given the transaction was between two entities which principal owners have significant influence, the transaction was completed through ASC 805-50-30-5 relating to transactions between entities under common control. The intangible assets had a $nil historical cost, and therefore, recorded in Additional Paid in Capital, while the other assets acquired were recorded at their historical cost.

The preliminary allocation of the consideration transferred is as follows:

Shares issued in connection with acquisition	$2,185,291
Shares to be issued in connection with acquisition (i)	47,903
Total purchase price	$2,233,194

Accounts receivable	$239,046
Inventory	1,835,558
Net Property, plant, and equipment	74,214
Additional Paid In Capital	84,376
Total purchase price allocation	$2,233,194

Note 6 – Asset Acquisition

On August 11, 2020, Hemp Technology Inc entered into a purchase and sale agreement dated August 11, 2020, to acquire substantially all of the assets of True Leaf Pet Inc. (“TLP”) in exchange for $300,000 CAD ($222,222 USD). The closing of the transaction pursuant to the Sale Agreement (the “Transaction”) was subject to approval by the Court of the Transaction within 30 days of the execution date. The Transaction closed September 11, 2020.

The transaction completed on September 11, 2020 did not meet the definition of a business in accordance with ASC 805, and was therefore, accounted for as an asset acquisition.

Purchase Price adjustment
Consideration Paid (USD)	$222,222
Total purchase price	$222,222

Accounts receivable	66,234
Inventory	152,388
Net Property, plant, and equipment	3,600
Total purchase price allocation	$222,222

Note 7 - Common stock

The Company’s authorized share capital consists of 50 billion of shares of common stock and 10 billion of preferred stock. There are no preferred shares issued, and 44,029,197,258 common shares issued on October 31, 2020.

During the Six months ended October 31, 2020:

●	the Company issued 1,000,000,000 shares of common stock to the owners of the assets as part of the Bulk Asset Purchase Agreement dated June 18, 2020 valued at $100,000 USD.
●	the Company issued 21,852,907,580 shares of common stock to the stockholders of the assets as part of the Bulk Asset/Share Exchange Agreement dated July 7, 2020 valued at $2,185,291 USD.

Shares to be issued

On December 16, 2020, the Company issued 479,030,140, unregistered restricted common shares to three shareholders. The issuance of these shares goes back to the Asset/Share Exchange Agreement, where the Company’s subsidiary, 4033002 exchanged shares for non-operating assets owned by Cannary Packaging, Inc., a private British Columbia company, with approximately 58 shareholders. When the share exchange took place in July 2020 a clerical error was made, and these three shareholders failed to receive their pro-rata ownership in the exchange. The issuance of these 479,030,140, unregistered restricted common shares corrected this clerical

Note 8 – Loan

On August 21, 2020 the Company secured a payable servicing and security agreement with Bespoke Financial, Inc., whereby the Company have the right to drawing up to maximum of $300,000 USD. The credit facility is personally guaranteed by specific key management personnel. The credit facility bore interest at a range of rates between 0.11% to 0.21% per day over the term for each individual financing. As at the period ending October 31, 2020, the Company had drawn on $212,000 of the credit facility and incurred an interest expense of $13,295.

Note 9 - Commitments and Contingencies

Claims and Litigation

From time to time, the Company and/or its subsidiaries may become defendants in legal actions and the Company intends to defend itself against all legal claims. As of the date of this report, the Company is not aware of any other material or significant claims against it.

Commitments

The Company has a $5,021 monthly lease commitment related to the office space, facilities and warehouses expiring on July 31st, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited interim condensed consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended April 30 2020 and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

●

Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

●

Part 2 - Results of Operations. This section provides an analysis of our results of operations for the second quarter of fiscal 2021 in comparison to the second quarter of fiscal 2020, and for the six months ended October 31, 2020 in comparison to the six months ended October 31, 2019.

●	Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

We prepare and report our Interim Financial Statements in accordance with U.S. GAAP. Our Interim Financial Statements, and the financial information contained herein, are reported US dollars, except share and per share amounts or as otherwise stated.

As used in this Form 10-Q statement, the terms “we”, “us” and “our” mean Hemp Technology Inc. and its subsidiaries, Hemp Technology Inc., Hemp Biotech Inc., Sol Terra, 4033000, 4033001 and 4033001 unless otherwise specified. In this Form 10-Q statement, the terms “dollar”, “US$” or “$” refer to United States dollars and the term CDN$ refers to Canadian dollars.

Forward-Looking Statements

This Form 10-Q statement contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors”, uncertainties and other factors, which may cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned that the forward-looking statements may not be appropriate for any other purpose. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct. Forward-looking statements are made as of the date they are made and are based on the beliefs, estimates, expectations and opinions of management on that date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by law. The forward-looking statements contained in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf are expressly qualified in their entirety by these cautionary statements.

Part 1 - Business Overview

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

On May 2, 2020, Hemp Technology, a Wyoming corporation (the “Registrant” or “the Company”) and its wholly owned subsidiary 4033002, a newly formed Wyoming Corporation entered into an Asset/Share Exchange Agreement and corresponding Bulk Asset Sale Agreement with Cannary Packaging, Inc., “Cannary”), a private British Columbia company. Under the terms of the Asset/Share Exchange Agreement, Cannary agreed to exchange its non-operating assets to 4033002, the Registrant’s subsidiary. The non-operating assets were valued at approximately $2,185,291 and were exchanged for 21,852,907,580 of the Registrant’s unregistered restricted common shares (the “Issued Shares”) of newly issued common stock to existing shareholders of Cannary based on their pro-rata ownership in Cannary.

On December 16, 2020, the Company issued 479,030,140, unregistered restricted common shares to three shareholders. The issuance of these shares goes back to the Asset/Share Exchange Agreement, where the Company’s subsidiary, 4033002 exchanged shares for non-operating assets owned by Cannary Packaging, Inc., a private British Columbia company, with approximately 58 shareholders. When the share exchange took place in July 2020 a clerical error was made, and these three shareholders failed to receive their pro-rata ownership in the exchange. The issuance of these 479,030,140, unregistered restricted common shares corrected this clerical

The purpose of acquiring these Non-Operating Assets is twofold: 1) 4033002 becomes the operating asset acquisition subsidiary for the Registrant; and 2) the acquisition of these Non-Operating Assets helps qualify Registrant for a NASDAQ listing.

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

On September 11, 2020, Hemp Technology Inc., a Wyoming corporation (the “Registrant” or “the Company”) and its wholly owned subsidiary 4033001, a newly formed Wyoming Corporation, completed its acquisition of True Leaf Pet Inc.’s assets. The two companies first entered into the bulk asset purchase agreement on August 11, 2020. The bulk asset purchase agreement (the “Transaction”) was subject to approval by the Court of the Transaction within 30 days of the execution date. The Transaction closed on September 11, 2020.

True Leaf is a brand of hemp oil infused pet products and a subsidiary of True Leaf Medicine International Ltd. The pet wellness brand was launched in the Canadian market in 2013 and has since introduced more than 40 products to market.

Update on the COVID-19 Pandemic

On March 11, 2020, the World Health Organization (“WHO”) recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including in the markets that the Company operates in, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-sweeping quarantines and stay-at-home orders.

As a result, COVID-19 has significantly curtailed global economic activity, including in the industries in which the Company operates. The full extent of the pandemic, related business and travel restrictions, governmental regulations and changes to consumer behavior intended to reduce its spread are uncertain as of the date of this Quarterly Report on Form 10-Q, and the timing of the peak of the pandemic and its ultimate impact on the U.S. and global economies remains uncertain.

Therefore, the full extent to which the COVID-19 pandemic may impact our results of operations, liquidity or financial position is uncertain. In addition, the COVID-19 pandemic has had and is likely to continue to have adverse effects on our clients, suppliers and third-party business partners. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company and the economies in which we operate. We anticipate that our liquidity may be materially impacted by the COVID-19 pandemic and we expect that the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods

We will continue to actively monitor the development of the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, partners, and stockholders.

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
5.	Ratified the appointment of MNP LLP, Member of Praxity as the Company’s Independent Registered Public Accounting Firm

Part 2 - Results of Operations

Revenue

Comprised of approximately 65% of sales made to other distributors and the remaining 35% to business to business (“B2B”) customers. Revenue has been consistent over past two quarters with a monthly average of $ 894,821.

Operating Expenses

We incurred operating expenses of $521,965 during the six months ended October 31, 2020. These expenses were primarily the result of engaging key staff to develop our business plan and fulfilling public company reporting obligations. Generally, the operation expenses were much lower due to the reduction of startup costs and staff being laid off due to the pandemic as a result of the Corona Virus (Covid-19).

Net Income from Operations

We incurred a net operating Income of $11,090 after other income, provision for income taxes net loss from operations during the six-month period ended October 31, 2020 and a net loss of $211,228 in the comparable period in 2019.

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying interim condensed consolidated financial statements and the notes thereto in this report.

Consolidated Results

Revenues	Three months ended October 31,			Percent
	2020	2019	Change	Change
Revenues	$2,405,342	$0	$2,405,342	100%
Costs and expenses	2,626,589	106,174	2,520,415	96%
Net Income (Loss)	$(221,247)	(106,174)	(115,073)	52%

	Six months ended October 31,				Percent
	2020	2019		Change	Change
Revenues	$3,355,581	$		$3,355,581	100%
Costs and expenses	3,344,491		211,228	3,133,263	94%
Net Income (Loss)	$11,090		(211,228)	222,318	2005%

Revenue increased because of acquiring assets of Cannary Packaging Inc.and sales activities within the newly formed 4033000 subsidiary.

Costs and expenses

	Three months ended October 31,				Percent
	2020	2019		Change	Change
Cost of sales	$2,130,219	$		$2,130,219	100%
Selling, general and administrative	492,039		106,174	385,865	78%
Depreciation and amortization	4,331		0	4,331	100%
	$487,708		106,174	381,534	78%

	Six months ended October 31,			Percent
	2020	2019	Change	Change
Cost of sales	$2,809,231	$0	$2,809,231	100%
Selling, general and administrative	530,929	211,228	319,701	60%
Depreciation and amortization	4,331	0	4,331	100%
	$517,634	211,228	306,406	59%

Part 3 - Financial Liquidity and Capital Resources

Liquidity and Capital Resources

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Cash flow from operating activities	$73,818	$(89,766)	$109,185	$(114,020)
Cash flow from financing activities	74,923	63,218	39,610	55,491
Net cash flow	$148,741	(26,548)	$148,795	$(58,529)

Net cash used in operating activities

For the Six-month period ended October 31, 2020 the Company had net income of $11,090. Accounts payable increased by $510,261 during the period mainly due to purchasing Inventory and regular business expense, increase in accounts receivable recorded subsequent to acquisition of $1,460,614, and decrease in inventory subsequent to acquisition of $1,044,117. During the comparable period in 2019, the Company had minimal activity.

Net cash provided by financing activities

During the Six-month period ended October 31, 2020 the Company received a loan for $212,000 and had a decrease in amounts due to related parties of $172,390. During the comparable periods in 2019 the Company had amounts due to related parties of $29,076 and shares issued for cash of $26,415 in financing activities.

Working capital

	As at	As at
	31-Oct-20	30-Apr-20
Current Assets	$2,637,163	$970
Current Liabilities	764,762	214,890
Working Capital (Deficit)	$1,872,401	$(213,920)

The Company’s current assets are substantially made up of Accounts receivables and Inventory. Cash balances increased since April 30, 2020.

The Company’s current liabilities are made up of accounts payable and accrued liabilities and a loan in the amount of $212,000.

Going concern

The Company has incurred continuing losses from its operations and as of October 31, 2020, the Company had an accumulated deficit of $7,419,775 resulting primarily from its previous biofuels business. The Company had a loss of $211,229 during its most recent year ended April 30, 2020 and net income of $11,090 in the six months ended October 31, 2020.

Off Balance Sheet Arrangements

As of October 31, 2020, the Company had no off balance-sheet arrangements. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

Critical Accounting Estimates and Policies

The preparation of these interim condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the interim condensed consolidated financial statements and reported amounts of expenses during the reporting period.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, include, but are not limited to, the following: fair value of transactions involving shares of common stock, assessment of the useful life and evaluation for impairment of capital assets. Other areas requiring estimates include allocations of expenditures, valuation of accounts receivable and inventories and amortization of capital assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2020, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2020, due to the lack of segregation of duties, internal miscommunications, lack of timely review of the financials; and need for an audit committee.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of October 31, 2020, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

For information on risk factors, please refer to “Risk Factors” in the Company’s Form 10-Q Statement, Section 1A, for the year ended April 30, 2020.

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

HEMP TECHNOLOGY INC.

Date: December 21, 2020	By:	/s/ Michael D. Shenher
Michael D. Shenher
Chief Executive Officer (Principal executive officer)

Date: December 21, 2020	By:	/s/ Walter Schredl
Walter Schredl
Chief Financial Officer (Principal financial and accounting officer)

