Form 10-Q
period 2021-01-31
RCMW Group, Inc.
filed 2021-03-26
CIK 1797956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-56135

RCMW GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Wyoming	98-0490694
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2232 Dell Range Blvd, Ste 245, Cheyenne, WY	82009
(Address of Principal Executive Offices)	(Zip Code)

(437) 230-7399

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Shares, Par Value $0.00001	RCMW	OTC-Pink Sheets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ü] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ü] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ü]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ü]

As of March 26, 2021, 10,169,173 of the registrant’s $0.00001 par value common shares were outstanding.

RCMW GROUP, INC. (formerly “HEMP TECHNOLOGY INC.”)

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED JANUARY 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. Interim Financial Statements (unaudited)

RCMW Group, Inc. (formerly “Hemp Technology Inc.”)
Unaudited Interim Condensed Consolidated Balance Sheets
As of January 31, 2021, and April 30, 2020
(Amounts Expressed in United States Dollars, Except for Share Amounts)

	January 31,	April 30,
	2021	2020
ASSETS		(Audited)
Current Assets:
Cash	$76,045	970
Accounts receivable	427,455	-
Prepaid expenses and other current assets	655,263	-
Inventories	810,085	-
Total Current Assets	1,968,848	970

Prepaid expenses and other long-term assets	152,955
Property and equipment, net	70,712	-
TOTAL ASSETS	$2,192,515	970

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$571,221	42,500
Loan	775,343	-
Unearned revenue	107,086	-
Due to related parties	-	172,390
Total Current Liabilities	1,453,650	214,890
TOTAL LIABILITIES	$1,453,650	214,890

SHAREHOLDERS’ EQUITY
Share Capital	$99	47
Shares to be issued	2,800
Treasury stock, at cost (150,000 shares)	(9,500)
Common stock, $0.00001 par value, 50,000,000,000 shares authorized; 9,890,950 shares issued and outstanding as of January 31, 2021 and 4,705,849 as of April 30, 2020 respectively
Additional paid in capital	9,362,863	7,216,898
Accumulated deficit	(8,617,397)	(7,430,865)
TOTAL SHAREHOLDERS’ EQUITY	738,865	(213,920)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,192,515	970

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
3

RCMW Group, Inc. (formerly “Hemp Technology Inc.”)
Unaudited Interim Condensed Consolidated Statements of Operations
Three and Nine Months Ended January 31, 2021 and 2020
(Amounts Expressed in United States Dollars, Except for Share Amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Revenues, net of discounts	$282,987	-	$3,638,568	-
Cost of Goods Sold, net	116,090	-	2,925,321	-
Inventory write-down	688,973		688,973
Gross Profit (Loss)	(522,076)	-	24,274	-
Expenses:
Selling, General, and Administrative	619,917	81,220	1,141,882	292,449
Total Expenses	619,917	81,220	1,141,882	292,449
Loss From Operations	(1,141,993)	(81,220)	(1,117,608)	(292,449)
Other Income (Expenses)
Interest	(55,629)	-	(68,924)	-
Total Other Income (Expenses)	(55,629)	-	(68,924)	-
Loss Before Income Taxes	(1,197,622)	(81,220)	(1,186,532)	(292,449)
Income Tax Expense	-	-	-	-
Net Comprehensive Loss	$(1,197,622)	(81,220)	$(1,186,532)	(292,449)
Net Loss per share - basic and diluted	$(0.12)	(0.02)	$(0.14)	(0.07)
Weighted average number of shares outstanding - basic and diluted	9,838,657	4,932,516	8,584,894	4,411,769

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RCMW Group, Inc. (formerly “Hemp Technology Inc.”)

Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts Expressed in United States Dollars, Except for Share Amounts)

Common Stock
	Number of Shares	Par value	Shares To be Issued	Treasury Stock, at Cost	Additional Paid in Capital	Deficit	Total Stockholders' Equity (Deficit)
Balance, April 30, 2019	4,121,474	$41	$191,551	$-	$6,953,937	$(7,076,990)	$68,539
Shares to be issued - services			45,000				45,000
Sales of shares	58,701	1			26,414		26,415
Shares issued for Pettanicals deposit	226,667	2			101,998		102,000
Settle shares to be issued	525,674	5	(236,551)		236,546		-
Net Loss						(292,449)	(292,449)
Balance, January 31, 2020	4,932,516	$49	$-	$-	$7,318,895	$(7,369,439)	$(50,495)

Balance, April 30, 2020	4,705,849	$47	$-	$-	$7,216,898	$(7,430,865)	$(213,920)
Shares to be issued - stock split	224		-				-
Shares to be cancelled and returned to Treasury at Cost				(9,500)			(9,500)
Shares issued for Bulk Asset Purchase
Cannary Packaging Inc.	4,962,654	50	2,800		2,233,144		2,235,994
Pettannicals Pet Treats	222,223	2			99,998		100,000
Intangibles					(187,177)		(187,177)
Net Loss						(1,186,532)	(1,186,532)
Balance, January 31, 2021	9,890,950	$99	$2,800	$(9,500)	$9,362,863	$(8,617,397)	$738,865

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RCMW Group, Inc. (formerly “Hemp Technology Inc.”)
Unaudited Interim Condensed Consolidated Statements of Cash Flows
Three and Nine Months Ended January 31, 2021 and 2020
(Amounts Expressed in United States Dollars)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2021	2020	2021	2020
Operating activities
Net Loss	$(1,197,622)	(81,220)	$(1,186,532)	(292,449)
Non-Cash Transactions
Depreciation and amortization	3,083		7,414
Interest expense	55,629		68,924
Inventory write-down	688,973		688,973
Shares to be issued - services rendered				45,000
Changes in operating assets and liabilities:
Accounts receivable	1,105,261		(188,409)
Prepaid expenses and other current assets	(492,022)		(655,263)
Inventories	(707,617)		336,500
Accounts payable and accrued liabilities	18,460	33,072	528,721	85,280
Unearned revenue	107,086		107,086
Net cash (used in) operating activities	(418,769)	(48,148)	(292,586)	(162,169)
Financing activities
Loan	879,552		1,385,312
Loan repayment	(371,839)		(678,894)
Prepaid expenses and other long-term assets	(152,955)		(152,955)
Due to related party	-	31,475	(172,390)	60,552
Property, equipment and intangible assets	(209)		(3,912)
Shares cancelled for cash	(9,500)		(9,500)
Shares issued for cash				26,415
Net cash provided by financing activities	345,049	31,475	367,661	86,967
Net changes in cash	(73,720)	(16,673)	75,075	(75,202)
Cash at beginning of the period	149,765	27,452	970	85,981
Cash at end of the period	$76,045	10,779	$76,045	10,779

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RCMW Group, Inc. (formerly “Hemp Technology Inc.”)

Notes to the Interim Condensed Consolidated Financial Statements

(Presented in U.S. Dollars)

(Unaudited)

Note	1 - Company overview

RCMW Group, Inc. (formerly “Hemp Technology Inc.”) (“RCMW”) of Wyoming and its subsidiaries, Hemp Technology Inc. of Kentucky, Hemp Biotech Inc. of Kentucky (see Note 12 - Subsequent events), 4033000, 4033001, and 4033002 of Wyoming (collectively the “Company”) is publicly listed on the OTC under the symbol “HPTYD”. The symbol was changed to “RCMW” effective March 24, 2021. RCMW’s registered office is in Cheyenne, Wyoming.

The Company is established in the production, branding and marketing of consumer products. The Company’s primary products are non-nicotine vaporizer hardware, and related batteries for the cannabinoid marketplace, and hemp seed-based pet specialty supplements and products. The Company does not produce or sell medicinal or recreational marijuana or products derived from high-THC Cannabis/marijuana plants and is focused on the use of hemp seed derived oils and proteins

Note	2 - Going concern

These interim condensed consolidated financial statements are prepared on a going concern basis. The Company has incurred continuing losses from its operations and as of January 31, 2021, the Company had an accumulated deficit of $8,617,397 resulting primarily from its previous biofuels business. The Company had a net loss of $353,875 during its most recent year ended April 30, 2020 and a net loss of $1,186,532 in the nine months ended January 31, 2021. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate a net profit.

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

Basis of consolidation

The interim condensed consolidated financial statements include the accounts of RCMW and its subsidiaries as of January 31, 2021 and 2020. The Company has five wholly owned subsidiaries: Hemp Technology Inc. of Kentucky, Hemp Biotech Inc. of Kentucky, 4033000, 4033001 and 4033002 of Wyoming. Inter-company balances and transactions are eliminated in preparing the interim condensed consolidated financial statements. The accounting policies of the subsidiaries are consistent with RCMW.

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of expenses. We believe that the accounting estimates employed are appropriate and that the resulting balances are reasonable; however, due to the inherent uncertainty in making estimates, actual results could differ from the original estimates, resulting in changes to these balances in future periods.

Net income (loss) per share

We calculate net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the nine months period ended January 31, 2021 and 2020, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of RCMW is the U.S. dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive loss in the condensed consolidated balance sheets and net income (loss) on the statement of operations as comprehensive income (loss).

Fair Values of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, due to related parties, unearned revenues, loans, and other current liabilities approximate their fair value due to the short-term nature of these instruments. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash but mitigates this risk by keeping these deposits at major financial institutions.

ASC Topic 820, Fair Value Measurements and Disclosures, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

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

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. The Company has identified its federal tax return and its state tax return in Wyoming as its “major” tax jurisdictions, and all prior year returns remain subject to examination. The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. As December 31, 2017, the Company had made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company has finalized the accounting for the effects of the Tax Act during 2020. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined.

Stock based compensation

The Company follows ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock- based awards under ASC 718. The fair value is charged to earnings depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in line with the period over which it was earned. For employees and management, this is typically considered to be the vesting period of the award. For consultants, the fair value of the award is recorded over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

Impairment of Long-Lived Assets

Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Interim Condensed Consolidated Statement of Operations.

Inventories

Inventories are stated at the lower of cost, determined principally under the first-in, first-out method, or net realizable value. Inventories include the cost of vape hardware, packaging, and pet products. Obsolete or excess inventories are reflected at their estimated realizable values. Net realizable value is the estimated sales revenue for a normal period of activity less expected selling costs. Allowances for excess and obsolete inventory are recognized for excess amounts, obsolescence and declines in net realizable value below cost. Estimation and judgement are required in determining the value of the allowance for excess and obsolete inventory at each balance sheet date. Management specifically analyzes estimates of future demand for products when determining allowances for excess and obsolete inventory. Changes in these estimates could result in revisions to the valuation of inventory in future periods.

Property and Equipment

Property, equipment, and improvements to leased premises are depreciated using the straight-line method over the estimated useful lives of the assets, or when applicable, the term of the lease, whichever is shorter. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. The estimated useful lives are generally as follows:

Machinery and Equipment	20%
Office Equipment	30%
Furniture and Fixtures	20%

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

Sale of goods – Revenue from these sales is recognized when an entity has delivered the goods to locations specified by its customers and the customers have accepted the goods in accordance with the sales contract. Products are sold to certain customers with a volume discount and these customers also have the right to return faulty goods. Revenue from these sales is recorded based on the contracted price less the estimated volume discount and returns at the time of sale. Experience and projections are used to estimate the anticipated volume of sales and returns.

Deposits received from customers for which the related goods are not yet delivered represent contract liabilities and are recorded as unearned revenue.

Cost of Goods Sold

Costs related to expenses incurred to sell the Company’s products and services are recorded as cost of goods sold when the related revenue is recognized. The Company records inventory costs of the associated products delivered to customers within cost of goods sold.

Acquisitions

In accordance with the guidance for business combinations (ASC Topic 805, Business Combinations) the Company determines whether a transaction or other event is a business combination, which requires that the assets acquired, and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition related costs and fees associated with asset acquisitions and immediately expense acquisition related costs and fees associated with business combinations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, when adopted, will have a material effect on the accompanying interim condensed consolidated financial statements.

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

In December 2019, the FASB Issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In January 2020, the FASB issued ASU 2020-1, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” (“ASU 2020-1”). ASU 2020-1 is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2020-1 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in ASU 2020-1 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the potential impact of adoption of this standard on its consolidated financial statements.

Other accounting standards have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note	4 - Due to related parties and management compensation

As of January 31, 2021, the Company had non-interest bearing, unsecured payables with no specified terms of repayment, due to an entity controlled by two Officers of the Company in the amount of $ nil and $172,390 as of April 30, 2020.

Note	5 - Unearned Revenue

As of the period ended January 31, 2021, the Company had unearned revenue in the amount of $107,086, which represents deposits from customers, and a balance of $nil as of April 30, 2020.

Note	6 - Transactions between entities under common control

The transactions that have been completed during the period ended January 31, 2021 have been accounted for pursuant to ASC 805-50, Transactions Between Entities Under Common Control. A common control transaction is similar to a business combination, however, does not meet the definition of a business combination, because there is no change in control over the entity by the parent. Therefore, the accounting and reporting for the transaction between entities under common control are outside the scope of the business combinations guidance in ASC 805-10, ASC 805-20, and ASC 805-30, and addressed in ASC 805-50.

(a)	On June 18, 2020, the Company acquired from Vanessa Miskuski and Chad Costa (key management of RCMW) certain intangible assets related to the pet supplement industry in exchange for 222,223 common shares. Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intangible assets had a $nil historical cost, and therefore, were recorded in Additional Paid in Capital.
(b)	On July 7, 2020, the Company acquired specified assets from Cannary Packaging Inc. in the form of Accounts Receivables, Inventory, Property and Equipment, and Intangible Assets in exchange for 4,962,654 common shares. Given the transaction was between two entities which principal owners have significant influence, the transaction was completed through ASC 805-50-30-5 relating to transactions between entities under common control as one of the owners of Cannary Packaging Inc. is key management of RCMW. The intangible assets had a $nil historical cost, and therefore, recorded in Additional Paid in Capital, while the other assets acquired were recorded at their historical cost.
The preliminary allocation of the consideration transferred is as follows:
Shares issued in connection with acquisition	$2,233,194
Shares to be issued in connection with acquisition	2,800
Total purchase price	$2,235,994

Accounts receivable	$239,046
Inventory	1,835,558
Net property, plant, and equipment	74,214
Additional paid in capital	87,176
Total preliminary purchase price allocation	$2,235,994

Note	7 - Asset Acquisition

On August 11, 2020, RCMW entered into a purchase and sale agreement dated August 11, 2020, to acquire substantially all the assets of True Leaf Pet Inc. ("TLP") in exchange for $300,000 CAD ($222,222 USD). The closing of the transaction pursuant to the Sale Agreement (the "Transaction") was subject to approval by the Court of the Transaction within 30 days of the execution date. The Transaction closed September 11, 2020.

The Transaction completed on September 11, 2020 did not meet the definition of a business in accordance with ASC 805, and was therefore, accounted for as an asset acquisition.

Preliminary purchase price adjustment
Consideration Paid (USD)	$222,222
Total purchase price	$222,222

Accounts receivable	66,234
Inventory	152,388
Net Property, plant, and equipment	3,600
Total preliminary purchase price allocation	$222,222
Note	8 - Common stock

The Company’s authorized share capital consists of 50 billion of shares of common stock and 10 billion of preferred stock. There are no preferred shares issued, and 9,890,950 common shares were issued and outstanding on January 31, 2021.

During the nine months ended January 31, 2021:

l	The Company issued 222,223 shares of common stock to the owners of the assets as part of the Bulk Asset Purchase Agreement dated June 18, 2020 valued at $100,000 USD (Note 6(a)).
l	The Company issued 4,856,202 shares of common stock to the stockholders of the assets as part of the Bulk Asset/Share Exchange Agreement dated July 7, 2020 valued at approximately $2,185,291 USD (Note 6(b)).
l	On December 16, 2020, the Company issued 106,452 unregistered restricted common shares to three shareholders. The issuance of these shares goes back to the Asset/Share Exchange Agreement, where the Company’s subsidiary, 4033002 exchanged shares for non-operating assets owned by Cannary Packaging, Inc., a private British Columbia company, with approximately 58 shareholders. When the share exchange took place in July 2020 a clerical error was made, and these three shareholders failed to receive their pro-rata ownership in the exchange. The issuance of these 106,452 unregistered restricted common shares corrected this clerical error (Note 6(b)).
l	On December 28, 2020, the Board, based on shareholder approval, ratified a 1:4,500 reverse stock split and the authorized shares are to remain at 50,000,000,000 with a par value of $0.00001. The Company’s number CUSIP number reflecting this reverse split and corporate name change to RCMW Group, Inc. is: 74937E102. FINRA approved the reverse stock split to take effect on February 24, 2021. With the corporate name change the Company’s stock symbol changed to HPTYD. New stock symbol RCMW was effective on March 24, 2021.
l

On January 5, 2021, the Company entered into a Settlement Agreement with a shareholder of the Company. The Company reached a mutual understanding with a shareholder to cancel 150,000 (post-split) common shares in exchange for its ownership rights of Hemp Biotech, Inc., an inactive Kentucky entity, with $nil carrying value. As part of the agreement, the Company paid $9,500 which included covering the Processor/Handler Licensing with the State of Kentucky for 2021 for this entity and the shareholder agreed to remove any references or associations with the Company. On March 3, 2021, the Company cancelled 150,000 shares of its common stock and these shares were returned to the corporate treasury.

Note	9 - Loan

On August 21, 2020, the Company secured a payable servicing and security agreement with Bespoke Financial, Inc., whereby the Company have the right to drawing up to maximum of $300,000 USD. This was increased to $600,000 during the current period. The credit facility is personally guaranteed by specific key management personnel. The credit facility bore interest at a range of rates between 0.11% to 0.21% per day over the term for each individual financing. As of the period ending January 31, 2021, the Company had drawn on $599,552 of the credit facility and incurred an interest expense of $54,012.

On December 23, 2020, the Company entered into an agreement of sale of future receivables with Upwise Capital, a Connecticut Limited Liability Company, whereby the Company obtained a loan for $200,000 USD. The loan bore interest at the rate of 1.424% per week over a nine-month term and is being repaid at a rate of $6,878 per week. As of the period ending January 31, 2021, the balance owing on the loan was $179,262 and an interest expense of $14,912 had been incurred.

Note	10 - Commitments and Contingencies

Claims and Litigation

From time to time, the Company and/or its subsidiaries may become defendants in legal actions and the Company intends to defend itself against all legal claims. As of the date of this report, the Company is not aware of any material or significant claims against it.

Commitments

The Company has a $5,021 monthly lease commitment related to the office space, facilities and warehouses expiring on July 31, 2023.

Note	11 - Covid 19

On March 11, 2020, the World Health Organization ("WHO") recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including in the markets that the Company operates in, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-sweeping quarantines and stay-at-home orders.

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

Therefore, the full extent to which the COVID-19 pandemic may impact our results of operations, liquidity or financial position is uncertain. In addition, the COVID-19 pandemic has had and is likely to continue to have adverse effects on our clients, suppliers and third-party business partners. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company and the economies in which we operate. We anticipate that our liquidity may be materially impacted by the COVID-19 pandemic and we expect that the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods.

We will continue to actively monitor the development of the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, partners, and stockholders.

Note	12 - Subsequent Events
l	On February 1, 2021, the Company entered into a Settlement Agreement and Mutual Release with a shareholder of the Company. The purpose of the agreement was to terminate the business relationship with the shareholder. Both the Company and shareholder mutually decided that their business relationship was not beneficial for both the shareholder and Company and they mutually agreed to terminate this business relationship. In this private transaction, the shareholder agreed to sell his 77,778 (post-split) restricted common shares to the Company for $4,000. As a result, $4,000 in cash was paid to the shareholder in exchange for cancellation of his restricted common shares in the Company. The share certificate in is the process of being cancelled and returned to the Company’s Treasury.
l	On February 4, 2021, the Company issued 6,223 unregistered restricted common shares to one shareholder. The issuance of these shares goes back to the Asset/Share Exchange Agreement, where the Company’s subsidiary, 4033002 exchanged shares for non-operating assets owned by Cannary Packaging, Inc., a private British Columbia company, with approximately 58 shareholders. When the share exchange took place in July 2020 a clerical error was made, and this shareholder failed to receive their pro-rata ownership in the exchange. The issuance of these 6,223 unregistered, restricted common shares corrected this clerical error.
l	On March 3, 2021, the Company issued 240,000 unregistered restricted common shares from its Treasury to its three named executives for the Named Executive Officers Stock Compensation Plan.
l	On March 3, 2021, the Company issued 80,000 unregistered restricted common shares from its Treasury to one shareholder as a COVID-19 Retention Bonus.
l	On March 3, 2021, the Company issued 102,000 unregistered restricted common shares from its Treasury to one shareholder for legal services.
15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited interim condensed consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended April 30, 2020 and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

•

Part 1 - Business Overview.  This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•

Part 2 - Results of Operations.  This section provides an analysis of our results of operations for the third quarter of fiscal 2021 in comparison to the third quarter of fiscal 2020, and for the nine months ended January 31, 2021 in comparison to the nine months ended January 31, 2020.

•	Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

We prepare and report our Interim Financial Statements in accordance with U.S. GAAP. Our Interim Financial Statements, and the financial information contained herein, are reported in US dollars, except share and per share amounts or as otherwise stated.

As used in this Form 10-Q statement, the terms “we”, “us” and “our” mean RCMW Group, Inc. (formerly “Hemp Technology Inc.”) (“RCMW”) and its subsidiaries, Hemp Technology Inc., Hemp Biotech Inc., 4033000, 4033001 and 4033002 unless otherwise specified. In this Form 10-Q statement, the terms “dollar”, “US$” or “$” refer to United States dollars and the term CDN$ refers to Canadian dollars.

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

 From 2012 to 2018, we focused on clearing our debts from prior biofuels operations by issuing shares in exchange for the settlement of these liabilities, and on seeking a different venture for our shareholders. In 2013, our company redomiciled its corporate jurisdiction to the State of Wyoming.

Our Current Business

On January 18, 2020, we changed our name to Hemp Technology Inc. and announced a new business plan in the emerging hemp related products business. We hired new management to carry out these plans and raised $0.3 million seed capital between March and September 2020 to commence the process. On December 28, 2020, we changed our corporate name from Hemp Technology Inc. to RCWM Group, Inc.

The Company operates and intends to further obtain a diversified portfolio of subsidiary companies. Focusing on a variety of assets, products, and ancillary offerings in the hemp and related industries, the Company’s fluid business model is positioned to capitalize on, and adapt to, changing market conditions. Management of the Company continues to seek opportunities and strategic acquisitions that support its business model. RCMW Group, Inc. (formerly “Hemp Technology Inc.”), operates and intends to further augment their diversified portfolio of subsidiary companies. Focusing on a variety of assets, products, and ancillary offerings in the hemp and related industries, RCMW’s fluid business model is positioned to capitalize on, and quickly adapt to, changing market conditions. The Company is continually seeking opportunities and strategic acquisitions that support its business model and maintain alignment with the dynamic industry environment. The Company consists of subsidiaries which hold two hemp processing licenses in the state of Kentucky, Cannary Distribution in the Los Angeles metropolitan area, Verified Vapes, hardware manufacturer, Pettanicals, a high-quality nutritional pet supplement performance products brand and True Leaf Pet, a high-quality hemp seed-based pet supplement brand. The Company currently has operations in the U.S. and Canada.

On May 2, 2020, RCMW (then Hemp Technology Inc.), a Wyoming corporation and its wholly owned subsidiary 4033002, a newly formed Wyoming Corporation entered into an Asset/Share Exchange Agreement and corresponding Bulk Asset Sale Agreement with Cannary Packaging, Inc., (“Cannary”), a private British Columbia company. Under the terms of the Asset/Share Exchange Agreement, Cannary agreed to exchange its non-operating assets to 4033002, the Registrant’s subsidiary. The non-operating assets were valued at approximately $2,230,000 and were exchanged for 4,962,654 of the Registrant’s unregistered restricted common shares (the “Issued Shares”) of newly issued common stock to existing shareholders of Cannary based on their pro-rata ownership in Cannary.

On December 16, 2020, the Company issued 106,452 unregistered restricted common shares to three shareholders.  The issuance of these shares goes back to the Asset/Share Exchange Agreement, where the Company’s subsidiary, 4033002 exchanged shares for non-operating assets owned by Cannary Packaging, Inc., a private British Columbia company, with approximately 58 shareholders.  When the share exchange took place in July 2020 a clerical error was made, and these three shareholders failed to receive their pro-rata ownership in the exchange.  The issuance of these 106,452 unregistered restricted common shares corrected this clerical error.

On February 4, 2021, the Company issued 6,223 unregistered, restricted common shares to one shareholder.  The issuance of these shares goes back to the Asset/Share Exchange Agreement, where the Company’s subsidiary, 4033002 exchanged shares for non-operating assets owned by Cannary Packaging, Inc., a private British Columbia company, with approximately 58 shareholders.  When the share exchange took place in July 2020 a clerical error was made, and this shareholder failed to receive their pro-rata ownership in the exchange.  The issuance of these 6,223 unregistered, restricted common shares corrected this clerical error.

 The purpose of acquiring these Non-Operating Assets is twofold: 1) 4033002 becomes the operating asset acquisition subsidiary for the Registrant; and 2) the acquisition of these Non-Operating Assets helps qualify Registrant for a NASDAQ listing.

On May 20, 2020, RCMW (then Hemp Technology Inc.), a Wyoming corporation (the “Registrant” or “the Company”) and its wholly owned subsidiary 4033001, a newly formed Wyoming Corporation entered into a Bulk Asset Sale Purchase Agreement with Vanessa Miskuski and Chad Costa. Under the terms of the Bulk Asset Sales Purchase Agreement Vanessa and Chad Costa agreed to sell to 4033001, the Registrant’s subsidiary, intangible assets valued at historical cost, in exchanged for 1,000,000,000 unregistered restricted common shares of the Registrant. The intangible assets were formerly owned by Pettanicals Pet Treats, Inc., a private Canadian company, which has been dissolved in accordance with section 314(1) of the British Columbia Business Corporations Act. Management believes that by purchasing these intangibles, it may be able to revive the pet vitamin business, which is now defunct. There is no assurance or guarantees that management will be successful or able to revive this former business.

On September 11, 2020, RCMW (then Hemp Technology Inc.), a Wyoming corporation and its wholly owned subsidiary 4033001, a newly formed Wyoming Corporation, completed its acquisition of True Leaf Pet Inc.'s assets. The two companies first entered into the bulk asset purchase agreement on August 11, 2020. The bulk asset purchase agreement (the "Transaction") was subject to approval by the Court of the Transaction within 30 days of the execution date. The Transaction closed on September 11, 2020.

Update on the COVID-19 Pandemic

On March 11, 2020, the World Health Organization ("WHO") recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including in the markets that the Company operates in, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-sweeping quarantines and stay-at-home orders.

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

Therefore, the full extent to which the COVID-19 pandemic may impact our results of operations, liquidity or financial position is uncertain. In addition, the COVID-19 pandemic has had and is likely to continue to have adverse effects on our clients, suppliers and third-party business partners. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company and the economies in which we operate. We anticipate that our liquidity may be materially impacted by the COVID-19 pandemic and we expect that the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods.

We will continue to actively monitor the development of the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, partners, and stockholders.

Part 2 - Results of Operations

Revenue

Comprised of approximately 65% of sales made to other distributors and the remaining 35% to business to business (“B2B”) customers. Revenue had been consistent for the first two quarters with a monthly average of $ 894,821. During this quarter, revenue decreased primarily due to a general, and expected, decrease of orders over the holiday period. In addition, there was a return of approximately $700,000 made during the current period that related to prior period sales. A full refund was issued to the customer and the Company was able to receive a full refund on the costs from the manufacturing facility due to manufacturer’s defects. The net impact to the current period for this return was approximately $153,000. The sales to this customer are expected to begin to return to the same levels as in the first half of the fiscal year during the final quarter of this fiscal year.

A key indicator used by management is upcoming sales orders as, for a portion of our business, there can be a significant gap between order placement and fulfilment. As of January 31, 2021, the Company had approximately $260,000 open sales orders. At the date of this report, the Company had recognized revenue for approximately $235,000, or 91%, of these orders.

Operating Expenses

We incurred operating expenses of $1,141,882 during the nine months ended January 31, 2021. These expenses were primarily the result of engaging key staff to develop our business plan and fulfilling public company reporting obligations. Generally, the operation expenses were much lower due to the reduction of startup costs and staff being laid off due to the pandemic as a result of the Corona Virus (Covid-19).

Net Income from Operations

We incurred a net operating loss of $1,117,608, before other income and a provision for income taxes, during the nine-month period ended January 31, 2021 and a net loss of $292,449 in the comparable period in 2019.

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion above should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and the notes thereto in this report.

Consolidated Results

Revenues
	Three months ended January 31,			Percent
	2021	2020	Change	Change
Revenues	$282,987	-	$282,987	100%
Costs and expenses	1,424,980	81,220	1,343,760	94%
Net Income (Loss) from operations	$(1,141,993)	(81,220)	$(1,060,773)	93%

	Nine months ended January 31,			Percent
	2021	2020	Change	Change
Revenues	$3,638,568	-	$3,638,568	100%
Costs and expenses	4,756,176	292,449	4,463,727	94%
Net Income (Loss) from operations	$(1,117,608)	(292,449)	$(825,159)	74%

Costs and expenses
	Three months ended January 31,			Percent
	2021	2020	Change	Change
Cost of sales	$116,090		$116,090	100%
Inventory write-down	688,973	-	688,973	100%

Selling, general and administrative	616,834	81,220	535,614	87%
Depreciation and amortization	3,083	0	3,083	100%
	$619,917	81,220	$538,697	87%

	Nine months ended January 31,			Percent
	2021	2020	Change	Change
Cost of sales	$2,925,321	-	$2,925,321	100%
Inventory write-down	688,973	-	688,973	100%

Selling, general and administrative	1,134,468	292,449	842,019	74%
Depreciation and amortization	7,414	-	7,414	100%
	$1,141,882	292,449	$849,433	74%

Part 3 - Financial Liquidity and Capital Resources

Liquidity and Capital Resources
	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Cash flow from operating activities	$(418,769)	(48,148)	$(292,586)	(162,169)
Cash flow from financing activities	345,049	31,475	367,661	86,967
Net cash flow	$(73,720)	(16,673)	$75,075	(75,202)

Net cash used in operating activities

For the nine-month period ended January 31, 2021, the Company had a net loss of $1,186,532. Accounts payable increased by $528,721 during the period mainly due to purchasing inventory and regular business expenses, prepaids increased by $655,263 during the period mainly due to prepayment on purchasing inventory. There was an increase in accounts receivable of $188,409, which has largely been collected, and unearned revenues of $107,086, which has largely been earned, and a decrease in inventories of $1,025,473 which was impacted by inventory write-downs of $688,973. During the comparable period during the 2020 fiscal year, the Company had minimal activity.

Net cash provided by financing activities

During the nine-month period ended January 31, 2021, the Company received financing in the amount of $1,385,312, of which $678,894 has been repaid and had a decrease in amounts due to related parties of $172,390. In addition, an investment was made towards exploring access to the European market for our pet supplement business with prepayments made of $152,955. During the comparable periods in fiscal 2020, the Company had amounts due to related parties of $60,552 and shares issued for cash of $26,415 in financing activities.

Working capital
	As of	As of
	January 31, 2021	April 30, 2020
Current Assets	$1,968,848	$970
Current Liabilities	1,453,650	214,890
Working Capital (Deficit)	$515,198	$(213,920)

The Company’s current assets are substantially made up of accounts receivable, prepaid expenses, and inventories. Cash balances increased since April 30, 2020.

The Company’s current liabilities are substantially made up of accounts payable and accrued liabilities, loans in the amount of $775,343 and unearned revenues in the amount of $107,086.

Going concern

The Company has incurred continuing losses from its operations and as of January 31, 2021, the Company had an accumulated deficit of $8,617,397 resulting primarily from its previous biofuels business. The Company had a net loss of $353,875 during its most recent year ended April 30, 2020 and a net loss of $1,186,532 in the nine months ended January 31, 2021.

Off Balance Sheet Arrangements

As of January 31, 2021, the Company had no off balance-sheet arrangements. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of January 31, 2021, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2021, due to the lack of segregation of duties, internal miscommunications, lack of timely review of the financials; and need for an audit committee.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of January 31, 2021, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

For information on risk factors, please refer to “Risk Factors” in the Company’s Form 10-K Statement, Section 1A, for the year ended April 30, 2020.

Item 2. Unregistered Sales of Equity Securities

On December 16, 2020, the Company issued 106,452 unregistered restricted common shares from its Treasury to three shareholders. The issuance of these shares goes back to the Asset/Share Exchange Agreement, where the Company’s subsidiary, 4033002 exchanged shares for non-operating assets owned by Cannary Packaging, Inc., a private British Columbia company, with approximately 58 shareholders. When the share exchange took place in July 2020 a clerical error was made, and these three shareholders failed to receive their pro-rata ownership in the exchange.

Subsequent Event Share Issuances/Cancellation

l	On February 1, 2021, the Company entered into a Settlement Agreement and Mutual Release with a shareholder of the Company. The purpose of the agreement was to terminate the business relationship with the shareholder. Both the Company and shareholder mutually decided that their business relationship was not beneficial for both the shareholder and Company and they mutually agreed to terminate this business relationship. In this private transaction, the shareholder agreed to sell his 77,778 (post-split) restricted common shares to the Company for $4,000. As a result, $4,000 in cash was paid to the shareholder in exchange for cancellation of his restricted common shares in the Company. The share certificate in is the process of being cancelled and returned to the Company’s Treasury.
l	On February 4, 2021, the Company issued 6,223 unregistered restricted common shares to one shareholder. The issuance of these shares goes back to the Asset/Share Exchange Agreement, where the Company’s subsidiary, 4033002 exchanged shares for non-operating assets owned by Cannary Packaging, Inc., a private British Columbia company, with approximately 58 shareholders. When the share exchange took place in July 2020 a clerical error was made, and this shareholder failed to receive their pro-rata ownership in the exchange. The issuance of these 6,223 unregistered, restricted common shares corrected this clerical error.
l	On March 3, 2021, the Company issued 240,000 unregistered restricted common shares from its Treasury to its three named executives for the Named Executive Officers Stock Compensation Plan.
l	On March 3, 2021, the Company issued 80,000 unregistered restricted common shares from its Treasury to one shareholder as a COVID-19 Retention Bonus.
l	On March 3, 2021, the Company issued 102,000 unregistered restricted common shares from its Treasury to one shareholder for legal services.
l	On March 3, 2021, the Company cancelled 150,000 shares of its common stock and these shares were returned to the corporate treasury. This related to a January 5, 2021 agreement where the Company reached a mutual understanding with a shareholder to cancel 150,000 common shares, par value $0.00001, in exchange for its ownership rights of Hemp Biotech, Inc., an inactive Kentucky entity.

Item 5. Other Information

l	On December 28, 2020, the Board, based on shareholder approval ratified a 1:4,500 reverse stock split. The Company’s number CUSIP number reflecting this reverse split and corporate name change to RCMW Group, Inc. is: 74937E102. FINRA approved the reverse stock split to take effect on February 24, 2021. With the corporate name change the Company’s stock symbol changed to HPTYD. New stock symbol RCMW was effective on March 24, 2021.

Item 6. Exhibits

Exhibit No.	Description

3.2	Bylaws, as currently in effect

3.9	Certificate of Name Change

3.11	Articles of Domestication, as currently in effect

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCMW GROUP, INC.

Date: March 26, 2021	By:	/s/ Michael D. Shenher
Michael D. Shenher
Chief Executive Officer (Principal executive officer)

Date: March 26, 2021	By:	/s/ Walter Schredl
Walter Schredl
Chief Financial Officer (Principal financial and accounting officer)

