Form 10-Q/A
period 2021-01-31
RCMW Group, Inc.
filed 2021-03-30
CIK 1797956

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A-1 amends RCMW Group, Inc. (“the Company”) Quarterly Report on Form 10-Q (“the Original Form 10-Q’) for the quarter ended January 31, 2021, which was previously filed with the U.S. Securities Exchange Commission (“SEC”) on March 26, 2021. The Original Form 10-Q was inadvertently filed without Exhibit 101 with the Form 10-Q in accordance with Rule 405 of Regulation S-T and Officer Certifications exhibits.

Due to a filing error, the Certifications and the eXtensible Business Reporting Language (XBRL) data associated with the Form 10-Q were omitted from the filing. Exhibit 101 consists of the following materials, formatted in XBRL:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Except as referenced above, no other changes have been made to the Form 10-Q/A. This Amendment No. 1 does not reflect any subsequent events occurring after the March 26, 2021 filing date of the Original Form 10-Q or modify or update in any way disclosures made in the original filing.

Pursuant to the rules of the SEC, Part II, Item 6 of this Form 10-Q/A-1 includes the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

2

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
		(Audited)
ASSETS
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

During the nine months ended January 31, 2021:

●	The Company issued 222,223 shares of common stock to the owners of the assets as part of the Bulk Asset Purchase Agreement dated June 18, 2020 valued at $100,000 USD (Note 6(a)).

●	The Company issued 4,856,202 shares of common stock to the stockholders of the assets as part of the Bulk Asset/Share Exchange Agreement dated July 7, 2020 valued at approximately $2,185,291 USD (Note 6(b)).

●	On December 16, 2020, the Company issued 106,452 unregistered restricted common shares to three shareholders. The issuance of these shares goes back to the Asset/Share Exchange Agreement, where the Company’s subsidiary, 4033002 exchanged shares for non-operating assets owned by Cannary Packaging, Inc., a private British Columbia company, with approximately 58 shareholders. When the share exchange took place in July 2020 a clerical error was made, and these three shareholders failed to receive their pro-rata ownership in the exchange. The issuance of these 106,452 unregistered restricted common shares corrected this clerical error (Note 6(b)).

●	On December 28, 2020, the Board, based on shareholder approval, ratified a 1:4,500 reverse stock split and the authorized shares are to remain at 50,000,000,000 with a par value of $0.00001. The Company’s number CUSIP number reflecting this reverse split and corporate name change to RCMW Group, Inc. is: 74937E102. FINRA approved the reverse stock split to take effect on February 24, 2021. With the corporate name change the Company’s stock symbol changed to HPTYD. New stock symbol RCMW was effective on March 24, 2021.

●	On January 5, 2021, the Company entered into a Settlement Agreement with a shareholder of the Company. The Company reached a mutual understanding with a shareholder to cancel 150,000 (post-split) common shares in exchange for its ownership rights of Hemp Biotech, Inc., an inactive Kentucky entity, with $nil carrying value. As part of the agreement, the Company paid $9,500 which included covering the Processor/Handler Licensing with the State of Kentucky for 2021 for this entity and the shareholder agreed to remove any references or associations with the Company. On March 3, 2021, the Company cancelled 150,000 shares of its common stock and these shares were returned to the corporate treasury.

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

Note 12 - Subsequent Events

●	On February 1, 2021, the Company entered into a Settlement Agreement and Mutual Release with a shareholder of the Company. The purpose of the agreement was to terminate the business relationship with the shareholder. Both the Company and shareholder mutually decided that their business relationship was not beneficial for both the shareholder and Company and they mutually agreed to terminate this business relationship. In this private transaction, the shareholder agreed to sell his 77,778 (post-split) restricted common shares to the Company for $4,000. As a result, $4,000 in cash was paid to the shareholder in exchange for cancellation of his restricted common shares in the Company. The share certificate in is the process of being cancelled and returned to the Company’s Treasury.

●	On February 4, 2021, the Company issued 6,223 unregistered restricted common shares to one shareholder. The issuance of these shares goes back to the Asset/Share Exchange Agreement, where the Company’s subsidiary, 4033002 exchanged shares for non-operating assets owned by Cannary Packaging, Inc., a private British Columbia company, with approximately 58 shareholders. When the share exchange took place in July 2020 a clerical error was made, and this shareholder failed to receive their pro-rata ownership in the exchange. The issuance of these 6,223 unregistered, restricted common shares corrected this clerical error.

●	On March 3, 2021, the Company issued 240,000 unregistered restricted common shares from its Treasury to its three named executives for the Named Executive Officers Stock Compensation Plan.

●	On March 3, 2021, the Company issued 80,000 unregistered restricted common shares from its Treasury to one shareholder as a COVID-19 Retention Bonus.

●	On March 3, 2021, the Company issued 102,000 unregistered restricted common shares from its Treasury to one shareholder for legal services.

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

Subsequent Event Share Issuances/Cancellation

●	On February 1, 2021, the Company entered into a Settlement Agreement and Mutual Release with a shareholder of the Company. The purpose of the agreement was to terminate the business relationship with the shareholder. Both the Company and shareholder mutually decided that their business relationship was not beneficial for both the shareholder and Company and they mutually agreed to terminate this business relationship. In this private transaction, the shareholder agreed to sell his 77,778 (post-split) restricted common shares to the Company for $4,000. As a result, $4,000 in cash was paid to the shareholder in exchange for cancellation of his restricted common shares in the Company. The share certificate in is the process of being cancelled and returned to the Company’s Treasury.

●	On February 4, 2021, the Company issued 6,223 unregistered restricted common shares to one shareholder. The issuance of these shares goes back to the Asset/Share Exchange Agreement, where the Company’s subsidiary, 4033002 exchanged shares for non-operating assets owned by Cannary Packaging, Inc., a private British Columbia company, with approximately 58 shareholders. When the share exchange took place in July 2020 a clerical error was made, and this shareholder failed to receive their pro-rata ownership in the exchange. The issuance of these 6,223 unregistered, restricted common shares corrected this clerical error.

●	On March 3, 2021, the Company issued 240,000 unregistered restricted common shares from its Treasury to its three named executives for the Named Executive Officers Stock Compensation Plan.

●	On March 3, 2021, the Company issued 80,000 unregistered restricted common shares from its Treasury to one shareholder as a COVID-19 Retention Bonus.

●	On March 3, 2021, the Company issued 102,000 unregistered restricted common shares from its Treasury to one shareholder for legal services.

●	On March 3, 2021, the Company cancelled 150,000 shares of its common stock and these shares were returned to the corporate treasury. This related to a January 5, 2021 agreement where the Company reached a mutual understanding with a shareholder to cancel 150,000 common shares, par value $0.00001, in exchange for its ownership rights of Hemp Biotech, Inc., an inactive Kentucky entity.

Item 5. Other Information

●	On December 28, 2020, the Board, based on shareholder approval ratified a 1:4,500 reverse stock split. The Company’s number CUSIP number reflecting this reverse split and corporate name change to RCMW Group, Inc. is: 74937E102. FINRA approved the reverse stock split to take effect on February 24, 2021. With the corporate name change the Company’s stock symbol changed to HPTYD. New stock symbol RCMW was effective on March 24, 2021.

Item 6. Exhibits

Exhibit No.	Description	Form Type	Exhibit No	Filed Date

3.1	Articles	10-12G	3.1	01/02/2020

3.2	Bylaws, as currently in effect	10-12G	3.2	01/02/2020

3.10	Original Articles (10/17/2005)	10-12G/A	3.10	02/21/2020

3.11	Articles of Domestication, as currently in effect	10-12G/A	3.11	03/18/2020

3.13	Amended Articles	8-K	3.13	12/30/2020

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCMW GROUP, INC.

Date: March 29, 2021	By:	/s/ Michael D. Shenher
Michael D. Shenher
Chief Executive Officer (Principal executive officer)

Date: March 29, 2021	By:	/s/ Walter Schredl
Walter Schredl
Chief Financial Officer (Principal financial and accounting officer)

