Form 10-Q/A
period 2021-01-31
RCMW Group, Inc.
filed 2021-05-19
CIK 1797956

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A-2 amends RCMW Group, Inc. (“the Company”) Quarterly Report on Form 10-Q (“the Original Form 10-Q’) for the quarter ended January 31, 2021, which was previously filed with the U.S. Securities Exchange Commission (“SEC”) on March 26, 2021 and amends Form 10-Q/A-1 filed on March 30, 2021 for the same reporting period.

This Amendment No. 2 is being filed to include current information regarding a cease trade order by the British Columbia Securities Commission, where they require the Company to have current financial information available, before they will revoke the cease trade order. See Other Information in Part II, Item 5.

Except as referenced above, no other changes have been made to the Form 10-Q/A-2. This Amendment No. 2 does not reflect any subsequent events occurring after the March 26, 2021 filing date of the Original Form 10-Q or modify or update in any way disclosures made in the original filing.

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

RCMW Group, Inc. (formerly “Hemp Technology Inc.”)

Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts Expressed in United States Dollars, Except for Share Amounts)

Common Stock
	Number of Shares	Par value	Shares To be Issued	Treasury Stock, at Cost	Additional Paid in Capital	Deficit	Total Stockholders’ Equity (Deficit)
Balance, April 30, 2019	4,121,474	$41	$191,551	$-	$6,953,937	$(7,076,990)	$68,539
Shares to be issued - services			45,000				45,000
Sales of shares	58,701	1			26,414		26,415
Shares issued for Pettanicals deposit	226,667	2			101,998		102,000
Settle shares to be issued	525,674	5	(236,551)		236,546		-
Net Loss						(292,449)	(292,449)
Balance, January 31, 2020	4,932,516	$49	$-	$-	$7,318,895	$(7,369,439)	$(50,495)

Balance, April 30, 2020	4,705,849	$47	$-	$-	$7,216,898	$(7,430,865)	$(213,920)
Shares to be issued - stock split	224		-				-
Shares to be cancelled and returned to Treasury at Cost				(9,500)			(9,500)
Shares issued for Bulk Asset Purchase
Cannary Packaging Inc.	4,962,654	50	2,800		2,233,144		2,235,994
Pettannicals Pet Treats	222,223	2			99,998		100,000
Intangibles					(187,177)		(187,177)
Net Loss						(1,186,532)	(1,186,532)
Balance, January 31, 2021	9,890,950	$99	$2,800	$(9,500)	$9,362,863	$(8,617,397)	$738,865

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

Subsequent Event Share Issuances/Cancellation

●	On February 1, 2021, the Company entered into a Settlement Agreement and Mutual Release with a shareholder of the Company. The purpose of the agreement was to terminate the business relationship with the shareholder. Both the Company and shareholder mutually decided that their business relationship was not beneficial for both the shareholder and Company and they mutually agreed to terminate this business relationship. In this private transaction, the shareholder agreed to sell his 77,778 (post-split) restricted common shares to the Company for $4,000. As a result, $4,000 in cash was paid to the shareholder in exchange for cancellation of his restricted common shares in the Company. The share certificate in is the process of being cancelled and returned to the Company’s Treasury.

●	On February 4, 2021, the Company issued 6,223 unregistered restricted common shares to one shareholder. The issuance of these shares goes back to the Asset/Share Exchange Agreement, where the Company’s subsidiary, 4033002 exchanged shares for non-operating assets owned by Cannary Packaging, Inc., a private British Columbia company, with approximately 58 shareholders. When the share exchange took place in July 2020 a clerical error was made, and this shareholder failed to receive their pro-rata ownership in the exchange. The issuance of these 6,223 unregistered, restricted common shares corrected this clerical error.

●	On March 3, 2021, the Company issued 240,000 unregistered restricted common shares from its Treasury to its three named executives for the Named Executive Officers Stock Compensation Plan.

●	On March 3, 2021, the Company issued 80,000 unregistered restricted common shares from its Treasury to one shareholder as a COVID-19 Retention Bonus.

●	On March 3, 2021, the Company issued 102,000 unregistered restricted common shares from its Treasury to one shareholder for legal services.

●	On March 3, 2021, the Company cancelled 150,000 shares of its common stock and these shares were returned to the corporate treasury. This related to a January 5, 2021 agreement where the Company reached a mutual understanding with a shareholder to cancel 150,000 common shares, par value $0.00001, in exchange for its ownership rights of Hemp Biotech, Inc., an inactive Kentucky entity.

Item 5. Other Information

●	On December 28, 2020, the Board, based on shareholder approval ratified a 1:4,500 reverse stock split. The Company’s number CUSIP number reflecting this reverse split and corporate name change to RCMW Group, Inc. is: 74937E102. FINRA approved the reverse stock split to take effect on February 24, 2021. With the corporate name change the Company’s stock symbol changed to HPTYD. New stock symbol RCMW was effective on March 24, 2021.

●	The British Columbia Securities Commission (“BCSC”) of Canada has initiated a cease trade order (“CTO”) on the Company. The CTO was issued for failure to file comparative annual financial statements, as required under Part 4 of National Instrument 51-102 Continuous Disclosure Obligations (“NI 51-102”). The Company has been fully reporting with the SEC since March 30, 2020 and is current with its filings. In an effort to revoke this CTO, in March, 2021 the Company started reporting its financials in the Canadian SEDAR system. The vast majority of the Company’s shareholders are U.S. residents. Management has taken this CTO very seriously and has taken the necessary steps to meet the financial reporting requirements. Further, management has engaged legal counsel in Canada to help them revoke this CTO. It is difficult to determine how long this CTO will remain in effect.

Item 6. Exhibits

Exhibit No.	Description	Form Type	Exhibit No	Filed Date

3.1	Articles	10-12G	3.1	01/02/2020

3.2	Bylaws, as currently in effect	10-12G	3.2	01/02/2020

3.10	Original Articles (10/17/2005)	10-12G/A	3.10	02/21/2020

3.11	Articles of Domestication, as currently in effect	10-12G/A	3.11	03/18/2020

3.13	Amended Articles	8-K	3.13	12/30/2020

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

RCMW GROUP, INC.

Date: May 19, 2021	By:	/s/ Michael D. Shenher
Michael D. Shenher
Chief Executive Officer (Principal executive officer)

Date: May 19, 2021	By:	/s/ Walter Schredl
Walter Schredl
Chief Financial Officer (Principal financial and accounting officer)

